Form 10-K
period 2003-12-31
ORBITZ INC
filed 2004-03-18
CIK 1173495

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-50515

ORBITZ, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2237052 (I.R.S. Employer Identification No.)
200 S. Wacker Drive, Suite 1900, Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)
Registrant's telephone number: (312) 894-5000
Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.001 per share	Nasdaq National Market

Securities Registered Pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

        The aggregate market value of our voting common stock on December 31, 2003 (based on the December 31, 2003 closing price of $23.33) held by non-affiliates of Orbitz, Inc. was $293,226,208.

        The number of shares outstanding of Orbitz, Inc.'s Class A Common Stock, par value $0.001 per share (the "Class A Common Stock"), as of February 29, 2004 was 12,820,719 and the number of shares outstanding of Orbitz, Inc.'s Class B Common Stock, par value $0.001 per share (the "Class B Common Stock"), as of February 29, 2004 was 27,269,809.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement of Orbitz, Inc. (the "2004 Proxy Statement") with respect to the 2004 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 concerning our current expectations, assumptions, estimates and projections about the future. These forward-looking statements are based on currently available operating, financial and competitive information and are subject to risks and uncertainties that could cause our actual results to differ materially from those indicated in the forward-looking statements. These risks and other factors include those listed under "Risks Related To Our Business" and elsewhere in this report. You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

PART I

Item 1.    Business.

Formation

        On February 24, 2000, Orbitz, LLC was formed as a Delaware limited liability company under the name of "DUNC, LLC." Its initial members consisted of Continental Airlines, Delta Air Lines, Northwest Airlines and United Air Lines. On May 9, 2000, American Airlines acquired membership interests in DUNC, LLC. Orbitz, Inc. was originally formed under the name of "DUNC, Inc." and was incorporated in the State of Delaware on May 4, 2000. Pursuant to a series of subscription letters dated May 9, 2000, its initial shareholders consisted of American Airlines, Inc., Continental Airlines, Inc., Delta Air Lines, Inc., Northwest Airlines, Inc. and United Air Lines, Inc. Collectively, we refer to these five airlines as our "Founding Airlines." In July 2000, DUNC, LLC and DUNC, Inc. changed their names to "Orbitz, LLC" and "Orbitz, Inc.," respectively.

        From February 24, 2000 through February 19, 2001, we developed our business, which included technology development and the establishment of our operations. On February 20, 2001, we had a limited launch of our website. On June 4, 2001, we launched Orbitz.com to the general public.

Restructuring

        On April 10, 2002, we entered into a restructuring transaction to, among other things: (1) restructure the capitalization of Orbitz, Inc. and Orbitz, LLC to facilitate ownership by our Founding Airlines or their affiliates and future investors in Orbitz, Inc., (2) designate Orbitz, Inc. as the sole manager of Orbitz, LLC and (3) adopt our 2002 Stock Plan. To accomplish this restructuring, a new wholly owned entity, CANDU, Inc., was formed by our Founding Airlines or their affiliates and issued to such Founding Airlines or their affiliates an aggregate of 6,829 shares of its Class B common stock. CANDU, Inc. was then merged with and into Orbitz, Inc. As a result of this restructuring transaction: (1) Orbitz, Inc. adopted the form of certificate of incorporation of CANDU, Inc. as its certificate of incorporation and (2) the capitalization of Orbitz, Inc. was restructured to give effect to the current capitalization of CANDU, Inc. by converting all outstanding shares of Class B common stock of CANDU, Inc. into shares of Class B common stock of Orbitz, Inc., converting all outstanding shares of common stock of Orbitz, Inc. into Class C common stock of Orbitz, Inc. and canceling all outstanding shares of Series A preferred stock of Orbitz, Inc. Also in connection with the restructuring, Orbitz, Inc. amended and restated its bylaws and adopted the CANDU 2002 Stock Plan as its 2002 Stock Plan, and the limited liability company agreement of Orbitz, LLC was amended to designate Orbitz, Inc. as the sole manager. Pursuant to the certificate of incorporation of Orbitz, Inc., as amended, each share of Class C common stock converted into one share of Class A common stock, $0.001 par value, of Orbitz, Inc. upon the consummation of the IPO Exchange discussed below.

IPO Exchange

        In connection with the restructuring done to facilitate our initial public offering, our "IPO," on December 18, 2003, we formed a wholly owned subsidiary, O Holdings Inc., a Delaware corporation, and contributed 3,700,000 Class C Units in Orbitz, LLC to O Holdings Inc. In addition, on December 19, 2003, immediately prior to the closing of our IPO pursuant to an agreement among us and each of the holders of Class B common stock, our Founding Airlines or their affiliates contributed all their membership interests in Orbitz, LLC to us in exchange for an aggregate of 8,180,000 shares of Class A common stock, an aggregate of 27,262,980 shares of Class B common stock and an aggregate of 434,782 shares of redeemable Series A non-voting convertible preferred stock. As a result of the foregoing transactions, Orbitz, LLC is 99% owned by us and 1% owned by our wholly owned subsidiary, O Holdings Inc. We act as the sole manager of Orbitz, LLC. This transaction is referred to as the "IPO Exchange." Additionally, concurrent with the IPO Exchange, all shares of Class C common stock were converted to shares of Class A common stock.

Initial Public Offering

        On December 19, 2003, we consummated the IPO of our Class A common stock. We sold 4,000,000 shares of our Class A common stock at an offering price of $26.00 per share and received net proceeds of $94.6 million. Our Founding Airlines sold an aggregate of 8,180,000 shares in the IPO. We did not receive any proceeds from the sale of our Founding Airlines' shares of Class A common stock.

Overview

        We are a leading online travel company that enables travelers to search for and purchase a broad array of travel products, including airline tickets, lodging, rental cars, cruises and vacation packages. Since launching our website, Orbitz.com, in June 2001, we have become the third largest online travel site based on gross travel bookings. We believe our rapid growth has been driven by our comprehensive display of fares and rates, our innovative technology, our consumer friendly website and our extensive supplier relationships. On our website, consumers can search over two billion fares and flights on more than 455 airlines as well as rates at over 45,000 lodging properties and at 23 car rental companies. Our search results are presented in an easy-to-use matrix display that provides what we believe to be the broadest selection of travel options available to consumers, enabling them to select the price and supplier that best meet their individual travel needs. Our agreements with leading airlines, together with our powerful technology, allow us to offer consumers what we believe to be the largest selection of low fares generally available to the public. We also have commercial agreements with leading suppliers of lodging and rental cars that offer consumers a wide array of competitive rates.

        We were formed by our Founding Airlines to access the rapidly growing online travel industry, to address the need for an unbiased, comprehensive display of fares in a single location for consumers, and to establish a lower cost and unbiased distribution channel for air travel suppliers. Following our formation, numerous U.S. and international airlines, including our Founding Airlines, entered into distribution agreements with us, including charter associate agreements. Many of our suppliers provide us, on a non-exclusive basis, with their lowest fares generally available to the public and guaranteed minimum transaction fees. Our airline suppliers benefit from our low-cost distribution model, access to our large customer base and our unbiased display of fares.

        Our large customer base has also enabled us to establish relationships with leading hotels and car rental agencies that give us access to preferred rates at thousands of hotel properties and numerous car rental companies. In the third quarter of 2002, we launched our OrbitzSaver program, designed to provide consumers with a wide array of low-cost prepaid hotel rooms. Suppliers also benefit from OrbitzSaver rates due to fewer cancellations and the ability to sell under-utilized inventory. The OrbitzSaver program accounted for approximately 33% of the hotel rooms we sold in the quarter ended December 31, 2003, and it includes hotel rooms sold through our merchant hotel initiative and under our agreement with Travelweb. We launched our Merchant Hotel initiative in March 2003, and hotels that participate in this program provide us room inventory directly at negotiated rates. Rooms sold under the Orbitz Merchant Hotel program, on average, generate over three times the amount of revenue per transaction compared to hotel rooms sold through traditional retail methods and under our agreement with Travelweb.

        We have also launched additional features and services designed to complement our core consumer offering. In August 2002, we launched our Supplier Link technology, which enables us to establish direct connections with air travel suppliers and bypass the traditional GDS distributors when booking airline tickets. As a result, Supplier Link allows participating airlines to distribute tickets at a lower cost to them while generating increased profitability to us. Since the initiation of this program, we have implemented Supplier Link with five major domestic airlines, and during 2003 approximately 33% of our air transactions were conducted using Supplier Link. We plan to implement Supplier Link with additional air travel suppliers in the future.

        In September 2002, we established Orbitz for Business, the first corporate product offered by an online travel agency. Orbitz for Business provides companies with the same functionality offered to our leisure customers while adding features to address the needs of both business travelers and corporate travel managers who administer travel policies. In August 2003, we launched our dynamic packaging product, which provides us with the ability to create and consumers with the ability to purchase a customized package involving air, hotel and other products in one transaction at one bundled price.

        Since our launch, over 21 million consumers have registered to use Orbitz.com, and we have conducted over 26 million travel transactions. In the year ended December 31, 2003, we sold $3.4 billion in gross travel bookings.

Industry Background

  The Travel Industry

        The travel industry is among the largest industries in the United States, with total annual air, lodging, car, cruise and vacation package bookings of an estimated $193 billion in 2002, according to PhoCusWright. Air transportation, lodging and car rentals account for a majority of these travel expenditures, representing approximately 39%, 35% and 10%, respectively, of total estimated travel bookings.

        Purchasing travel can be a complicated process involving a variety of destinations, dates and price limitations and the purchase of several products from different suppliers, including air, lodging and car rental providers. To facilitate the exchange of travel information, travelers and suppliers have traditionally relied on travel agents as intermediaries. Travel agents typically perform the task of research, fact finding and price comparison on behalf of consumers. However, traditional travel agents may not always present optimal choices for consumers and are generally not available 24 hours a day or seven days a week. Travel agents depend on computer reservation systems, referred to as electronic global distribution systems, or GDSs, to access flight and other travel product availability and pricing, and to book air and other travel products. These GDSs may not be able to provide all the information and options that are available in the marketplace due to technical limitations of their legacy mainframe computer systems and their inherent computational limitations. As such, travel agents may not be able to provide consumers with the broadest array of available travel options. Travel agents who use GDSs can also increase the overall distribution cost to both consumers and suppliers. For consumers, particularly business travelers, travel agencies typically charge a fee. Traditional consumer leisure travel fees are up to $25 and corporate travel fees generally range from $25 to $50 per transaction. The GDS fees that are charged to suppliers as part of a typical travel agency booking also represent a substantial distribution expense for suppliers. A portion of these fees is typically shared with travel agents, each time a booking is made using their systems.

  The Online Travel Industry

        The sale of travel products online is rapidly gaining consumer acceptance. Leisure and unmanaged business travel is the largest consumer spending category on the Internet with approximately $28 billion in estimated gross travel bookings in 2002, according to PhoCusWright. The Internet empowers consumers and business travelers with a convenient and efficient way to compare and book travel options. In addition, delivery and confirmation of the travel product purchased can be made almost instantaneously through an e-mail sent to the consumer. The Internet also permits suppliers to employ targeted marketing strategies in order to optimize bookings and revenues. While online travel has been widely accepted by consumers, online travel as a percentage of total travel sales is still relatively low. According to PhoCusWright, online travel sales are expected to grow at a compounded annual rate of 32.1% from 2002-2005 versus total travel sales which are expected to grow at an compounded annual rate of 5.4% over the same time period. Key drivers of the projected rapid growth of online travel include increased penetration of consumer sales to total travel and corporate travel sales migrating online.

        Set forth below is a chart that illustrates the rapid historic and projected growth of the online travel industry.

        Historical and Projected Travel Sales (online, total and penetration—$ in billions)

	2000	2001	2002	2003	2004	2005
Total Online Travel Sales	$13.6	$20.7	$28.4	$38.8	$51.2	$65.5
Total Travel Sales	221.4	203.6	192.5	199.2	210.2	225.2
% Penetration	6.1%	10.2%	14.8%	19.5%	24.4%	29.1%

Source: PhoCusWright Inc.

        Although online travel sales have been growing rapidly, we believe that a significant opportunity exists to further increase the number of consumers who purchase travel on the Internet and on Orbitz by using consumer and supplier-focused technologies and processes to improve the way travel is purchased and sold.

Orbitz' Strengths

        The following attributes have enabled Orbitz to become the third largest online travel service provider based on gross travel bookings:

Large Audience and Strong Brand Recognition

  •
  Large audience:  In 2003, Orbitz was one of the three most visited travel sites on the Internet, averaging more than 12 million unique visitors a month, according to comScore Media Metrix. We have over 21 million registered users and have conducted more than 26 million travel transactions since launch.

  •
  Strong brand awareness and positioning:  Orbitz' brand awareness rivals that of our major competitors, despite our more recent entrance in the market and lower marketing expenditures, according to research done by Hall and Partners for Orbitz. We believe consumers associate the Orbitz brand with online travel leadership, ease of use, and low fares and rates on travel transactions.

Value for Consumers and Travel Suppliers

  •
  Easy-to-use and innovative website:  Our site offers a comprehensive display of travel options, including air, hotel, car, cruises and vacation packages. Our air matrix typically shows more itineraries and airlines per search, and we display the results of our air travel searches in an unbiased manner. We provide our broad array of travel options and price transparency through our innovative and intuitive matrix design, which enables consumers to sort by supplier, location, price and where applicable, hotel quality rating and vehicle type. Our additional consumer-friendly search tools include Flex Search and Deal Detector. Flex Search enables consumers to search up to 30 days of flight and fare combinations with a single click—a search that would require dozens of searches on competitors' sites. Deal Detector is a personalized search tool which regularly checks all flights and fare availability until it finds a match with a traveler's previously specified criteria, then sends an alert to the traveler. We offer a wide array of low fares and rates through our airline charter associates, which are contractually obligated to provide us with their lowest fares generally available to the public, including those marketed on their own websites.

  •
  Proactive, personalized and technology-driven customer care:  We have developed a personalized traveler care system to alert our customers to situations and events that could affect their travel plans. Our dedicated customer care team monitors airline traffic control systems, airline flight information systems, satellite weather data and other information sources and transmits flight delays, gate changes, traffic conditions and other time-sensitive data to a traveler's cell phone, e-mail device or pager. In December 2003, more than 1.9 million travelers received proactive care updates and services from Orbitz, including more than 44% via wireless devices. We believe that our technology-driven care program differentiates Orbitz from our competitors and encourages both customer conversion and customer retention.

  •
  Value for travel suppliers:  We distribute travel products to our more than 21 million registered users. Our air search matrix displays results in an unbiased manner, in accordance with price and other search criteria, regardless of an airline's status as a charter associate. By working with us, many of our airline suppliers have achieved distribution cost savings through a combination of GDS rebates and Orbitz' competitive transaction fees. We also offer our proprietary Supplier Link program, which allows tickets to be booked directly with a supplier rather than through a GDS. We believe suppliers can save up to 70% by using Supplier Link, in comparison to tickets booked through a GDS.

Innovative Technology Platform

  •
  Powerful search capabilities:  Our search technology is capable of quickly searching over two billion fares and flights on more than 455 airlines, as well as rates at over 45,000 lodging properties and at 23 car rental companies. We use many horizontally scalable clusters of computers with high processing power and computation capabilities, and we obtain schedule and fare data directly from the publisher of airline schedule and fares. As a result, our search technology is not subject to the limitations of mainframe technologies or GDS vendor systems.

  •
  Supplier Link technology:  Supplier Link is our proprietary technology platform that connects directly to airline suppliers' internal reservation systems. The technology is able to compute fares, store passenger records, manage information and book tickets without using a GDS, lowering distribution costs by up to 70% for our airline suppliers.

Low-Cost Operations

  •
  Low-cost technology platform:  Most of our applications do not depend on any particular hardware or operating system platform. Therefore, we are able to run our business on what we believe to be the most cost-efficient platform available. We make extensive use of commodity hardware, such as personal computers, rather than expensive mainframe computers, which allows for flexibility and processing power capable of handling large amounts of traffic and data at relatively low unit costs. We also rely on Linux for most of our applications, rather than more expensive operating systems. Our systems are designed to function with a high degree of automation, resulting in a low person-to-machine support ratio.

  •
  Low customer support and fulfillment costs:  We built our operating infrastructure to minimize the costs associated with each travel purchase. We have been able to reduce customer support and fulfillment costs per transaction by about 80% from the time our site was introduced to the general public in June 2001 through year-end 2003. We keep costs low by maintaining an intuitive, easy-to-use website that minimizes telephone interaction and by negotiating cost-efficient agreements with third- party providers for call center and other fulfillment services. For example, as of December 31, 2003, we routed about 10% of our service calls and all our e-mail queries to a call center in India, where the cost of labor is low and service levels are high. In addition, we focus on maintaining low overhead costs and high employee productivity.

  •
  Efficient marketing:  We have created brand recognition and attracted new users at a low marketing cost through efficient performance-based marketing expenditures, particularly e-marketing techniques targeted to Internet users. For example, we have placed Orbitz advertising on comparative shopping tools, advertised on travel content sites and paid for placement on search engine websites.

Strategy

        Our objective is to grow profitably as a leading online distributor of travel products. The key elements of our strategy include the following:

  Increase Sales and Profitability of Non-air Travel Products

        We are a leader in the online sale of air travel. We believe our leadership in air travel is strategically important to driving sales of other products because airline tickets are generally the first product purchased as consumers make their travel plans. While revenues from sales of non-air travel products and services increased to 21% of total revenues from 13% for the years ended December 31, 2003 and 2002, respectively, we intend to continue to increase the mix of non-air travel sold, as we believe that we still have a higher concentration of air travel than our competitors. During the year ended December 31, 2003, approximately 66% of our total revenues were derived from airline ticket sales. A key component of our strategy has been to leverage our leadership in the sale of air travel to sell other travel products and services, many of which offer higher profit margins than air travel products. We have launched several key initiatives to take advantage of this opportunity:

  •
  Improve cross-selling and marketing techniques:    We have increased and intend to continue to increase cross-selling of lodging and car rental products by presenting air customers at the point of sale with an improved matrix display of lodging and car rental choices, based on their selected air travel itinerary. We are also increasing consumer awareness of our non-air travel offerings through targeted direct marketing of these products to our registered user base and other potential customers. A portion of our recent broadcast advertising has focused on our hotel initiatives and we expect to continue this targeted advertising.

  •
  Improve lodging offerings:    We have increased and intend to continue to increase sales of lodging by expanding our offerings to include a large selection of rooms available at low-cost rates to consumers who are willing to pre-pay at the time reservations are made, and by simplifying the lodging booking process. Our hotel matrix display is unique within the industry and enables consumers to search over 45,000 properties, showing the best available rates in a single display for a side-by-side comparison. Below the matrix, we offer travelers the option to sort and display hotels by price, location or OrbitzSaver rate.

  •
  Drive merchant transactions:    We have developed in-house merchant hotel capabilities to establish direct relationships with hotel chains and properties and have entered into a relationship with Travelweb to sell inventory at major hotel chains through Orbitz. We receive significantly higher revenue per transaction for our prepaid hotel properties, particularly those enrolled through the Orbitz Merchant Hotel program. A key component of our ongoing strategy is to continue to drive a greater portion of sales through these higher margin channels. In the quarter ended December 31, 2003, over 33% of our hotel revenue came from our Orbitz Merchant Hotel program.

  •
  Launch of our dynamic packaging product:    In August 2003, we launched our dynamic packaging product in partnership with National Leisure Group, which provides us with the ability to create and consumers with the ability to purchase a customized package involving air, hotel and other products in one transaction at one bundled price. In 2004, we intend to incorporate other products into our dynamic packaging product, including car rentals, resort attractions and services and side trips and to begin offering dynamic packaging independent of National Leisure Group, which we believe will further increase our margins from non-air activities. We expect our packaging product to gain consumer acceptance because it gives them more options for purchasing travel and provides them significant cost savings. Suppliers benefit from incremental revenue opportunities and the flexibility to adjust their pricing while not revealing the magnitude of the discount because the package is bundled as a whole with each component priced in an opaque manner. We believe that dynamic packaging benefits us because it offers the potential to enhance our margins and increase our market share, particularly as we incorporate merchant rates for lodging and car rentals.

  •
  Improve cruise and vacation package offerings:    We plan to continue to increase sales of cruises and vacation packages through further enhancements to our functionality and content and through our partnership with National Leisure Group, our cruise and vacation provider.

  Retain Customers by Providing a Superior Experience

        We offer consumers what we believe to be the broadest selection of travel options, the largest selection of low fares generally available to the public and a wide array of competitive rates on other travel products. We believe these factors generate a high degree of customer loyalty and result in high customer retention rates. Key initiatives to promote higher customer retention include:

  •
  Continue to maintain strong supplier relationships to ensure the largest selection of low fares generally available to the public and a wide array of competitive rates on other travel products;

  •
  Continue to leverage our technology to deliver site improvements that ensure ease-of-use and provide consumers with informed choices, such as enhanced international offerings, dynamic packaging, Deal Detector and Flex Search;

  •
  Invest in technologies that will improve our ability to target our customers with relevant e-mail offers and improved personalization across our site; and

  •
  Continue to develop our customer care capabilities to make travel more convenient for our customers.

  Capitalize on Innovative Technology Platform

        We will continue to capitalize on our strength in developing innovative technology to enhance relationships with suppliers:

  •
  Grow Supplier Link: We plan to grow our Supplier Link business, which allows participating airline suppliers to distribute tickets at a lower cost to them while generating increased profitability to us. We currently operate Supplier Link with five airlines and expect to implement Supplier Link with additional airlines in the future; and

  •
  Establish Direct Connections with Hotels: To enhance our merchant hotel program, we will look to establish direct connections between Orbitz and hotel property management systems. This will allow lodging suppliers to reduce costs by eliminating hotel connectivity fees and improving operational efficiencies by eliminating the time-consuming steps of inputting rate and availability information into online travel systems and confirming transactions by fax and e-mail.

  Expand our Customer Base

        Our goal is to increase our customer base by acquiring new customers in a cost-effective manner and increasing our market share in the rapidly growing online travel industry. We intend to achieve this objective by:

  •
  Emphasizing performance-based online advertising and other targeted marketing strategies;

  •
  Cost-effectively building our brand through traditional broadcast and print channels;

  •
  Generating increased transactions from frequent Orbitz customers using direct mail recognition programs and encouraging infrequent bookers to purchase more travel from us using supplier incentives; and

  •
  Increasing our presence in corporate travel.

  Pursue New Business Opportunities

        We plan to use our innovative technology and our relationships with travel suppliers to expand into new business opportunities that enhance our growth prospects.

  •
  In September 2002, we launched Orbitz for Business, our low-cost online corporate travel product. We intend to increase the size of our corporate program by enhancing our product by adding functionality for frequent corporate travelers and corporate travel managers.

  •
  We are well positioned to allow third-party travel agents and other parties to connect directly to airline systems using our Supplier Link technology, subject to supplier approval. This would allow us to generate additional Supplier Link revenue and would allow suppliers to realize savings for transactions conducted other than through Orbitz.

  •
  Future initiatives may include expanding into international markets, developing a suite of additional tools specifically designed for use by travel agents and introducing additional Orbitz-branded services, such as our existing Orbitz credit card and travel protection.

        In order to pursue these business opportunities and our other growth initiatives, we may make strategic acquisitions of other businesses, products and technologies. The discussion of our strategy in this section reflects our current view of the ways we intend to develop our business in the future. Many of the initiatives we describe above are at an early stage, and we continue to review them in light of changing business conditions. We may change our plans, and future developments could differ from those we intend or expect to occur.

Orbitz.com-Reservations

        Our website enables consumers and business travelers to research and purchase a wide range of travel products and services, including airline tickets, hotel accommodations, car rentals, cruises, and vacation packages. We have established commercial agreements with numerous travel suppliers and offer air fares and rates from over 455 airlines, over 45,000 hotel properties and 23 car rental providers. Our advanced search technology allows our customers to easily find and compare what we believe to be the widest selection of travel options, the largest selection of low fares generally available to the public and a wide array of competitive rates for other travel products. Finally, we have developed what we believe is an intuitive and easy-to-use booking process for making reservations and purchasing travel services.

        Flights.    Our search engine can quickly analyze over two billion possible flight and fare combinations to provide customers with what we believe to be the largest selection of low fares generally available to the public. Our technology and innovative display matrix allow consumers to quickly and easily evaluate a broad range of potential fare and supplier options through an intuitive design. Our matrix display enables customers to compare data regarding preferred travel dates, destinations, times, trip duration, number of passengers, class of travel and number of stops, and then displays fare and flight offerings matching those specifications according to price and number of stops. Consumers can also prioritize the categories according to their specific preferences. Our matrix display provides comprehensive information to consumers in an unbiased manner to enable them to select their preferred carrier. Once the consumer selects a flight, our three-step booking process makes it easy for consumers to purchase their tickets. By selecting our "anytime" feature, customers with flexible travel schedules can expand the choices available to them. Travel Tips is a dynamic tool which, in real time, identifies to the traveler savings available if they are willing to use nearby airports or alternate times.

        In 2003, we launched two major enhancements to our air product, Flex Search and Deal Detector.

        Flex Search:    Our Flex Search feature offers consumers additional flexibility by showing flight and fare options for travel within several days of the chosen arrival or departure date, indicating the most cost-effective time to take a trip of a specified number of days, or determining the most cost-effective weekend to travel within a specified time period. In a single click, consumers are able to search flight and fare combinations on hundreds of airlines. We believe that competitive sites and traditional travel agent tools would require dozens of searches to retrieve this level of information.

        Deal Detector:    Deal Detector is a new product launched in October 2003 that alerts travelers of a flight they want to take. The traveler specifies the target price and other trip criteria and Deal Detector regularly checks flight and fare availability until it locates a transaction meeting the traveler's specifications. If a flight meeting the specifications has been targeted, Deal Detector alerts the traveler who can then book the flight on Orbitz.

        Other recent enhancements to our air product include enabling the booking of up to nine passengers per transaction (up from four) and adding more international flights and fares into our air matrix. Future enhancements to our air functionality are expected to include the ability to search by fare type (e.g., fully refundable vs. restricted), or search by schedule (sort by outbound schedule then return schedule), the acceptance of promotional codes and the development of online check-in capabilities.

        Lodging:    We enable customers to search, compare and book reservations at over 45,000 lodging properties. In addition to information on destination, dates and number of guests, customers can select a specific lodging or hotel chain, quality rating, location or point of interest. Travelers can also specify amenity preferences such as restaurants, swimming pools, room service, health club facilities, handicapped facilities, business centers and meeting rooms. Our search engine relies on a proprietary cache of hotel rates, which enables us to quickly search multiple databases of room rates and availability in an efficient manner. We display the results of a hotel search using an industry-first hotel matrix that follows the same user-friendly design as our original air matrix. Based on the provided travel criteria, the hotel matrix groups hotels by quality rating and location and then reflects the lowest available price. OrbitzSaver rates are displayed before other rates but consumers can elect to sort hotels by price or location.

        We also offer a competitive selection of hotel properties and rates, including retail and prepaid options. Through a distribution agreement with Pegasus Solutions, Inc., a leading hotel GDS, we offer retail rates from over 45,000 hotel properties. Under this agreement, which was entered into in December 2000 and amended in December 2002, Pegasus provides us with access to its database of lodging information and in addition provides the ability to search for availability and rates and make and cancel reservations at hotels. Pegasus pays us an inducement fee for each net reservation that we book through Pegasus, which fee is subject to change based on transactional efficiency levels, and we agree to direct a minimum volume of hotel reservations made through its system through Pegasus, with the express exception of prepaid merchant inventory, such as reservations booked through our Orbitz Merchant Hotel program or our agreement with Travelweb. If we fall below these minimum volume commitments for three consecutive months, Pegasus has the right to terminate the agreement. Pegasus has agreed to specified service level commitments with respect to its system availability and problem resolution procedures, and we have the right to terminate the agreement if these commitments are not met. The agreement is scheduled to expire on December 15, 2004.

        We also offer competitive prepaid rates at over 14,000 properties, through our Orbitz Merchant Hotel program and an agreement with Travelweb, a joint venture formed by Hilton, Marriott International, Hyatt, Starwood, Intercontinental and Pegasus. As of December 31, 2003, our Orbitz Merchant Hotel program, launched in March 2003, has over 7,000 properties under contract and is rapidly adding additional inventory. Under our Orbitz Merchant Hotel program, we derive revenues from hotel transactions where we set the room rate, and have no obligation to pay the hotel suppliers for unsold rooms. Hotels can offer merchant inventory directly through Orbitz using either our web-based Extranet or using Pegasus. We are committed to expanding our offering to provide lodging properties and rates similar in scope to our offerings of air and car rental products. As a result, we continue to invest in the sales effort and account management required to secure net rates for sales on a prepaid basis from a variety of hotel providers. We expect future enhancements to our hotel functionality to include richer hotel content including virtual tours and user reviews.

        In addition, under our agreement with Travelweb, we receive prepaid travel inventory from Travelweb founders and other participating chains and properties for display on our website. We receive transaction fees from Travelweb based on the payments received by Travelweb for completed hotel bookings on our website. As part of the Travelweb agreement, we are entitled to receive lodging inventory from Travelweb's participating chains and properties at rates and in quantities that at least 70% of the time are no less favorable than comparable accommodations offered on Hotels.com, Expedia and other competitors.

        Car rentals:    Our car rental feature allows consumers to search and reserve car rentals online at 23 car rental companies. Our car matrix display shows consumers what we believe to be the most comprehensive selection of car rental companies on the Internet. In addition to specifying date and location preferences, customers can select a specific car company, request specific features and obtain credit for any potential discounts (such as American Automobile Association or corporate discounts) when renting a car. We display our car rental options using our matrix display, which lists car brands and available vehicle types. Potential future enhancements to our car rental offering are expected to include local market rentals (e.g., off-airport rental locations), one way drop-off and merchant car inventory through our dynamic packaging capability. A major strength of our car offering is the total pricing display, which lists the total cost of the rental, including local taxes, for a majority of our car bookings.

        Cruises and vacation packages:    Our cruise feature, which is maintained and operated by National Leisure Group, allows customers to search and book cruise vacations on 16 cruise lines according to cruise line, date, length of sail, or destination preferences. In addition, it features special cruise deals offered to online customers. The "cruise tools" feature provides answers to frequently asked questions about cruises.

        Our vacation packages feature allows customers to choose among a variety of suppliers of vacation packages, including air and lodging, escorted tours, last-minute and other packages. Consumers can select their tour based on destination, resort name or interest preferences. It also features online specials and answers to frequently asked questions.

Orbitz.com—Customer Services

        In addition to letting travelers book travel transactions on Orbitz.com, we also provide a broad array of useful information and services designed to optimize the consumer's Orbitz experience.

  Travel Watch

        The travel watch feature on our website provides real-time flight, weather, airport and news information. It also creates and continuously updates "travel briefs" that gather all personal trip and customer care information, such as the latest air traffic control delays, into one convenient location. Travel watch is divided into two main travel information areas:

        Travel news and features:    We provide customers with industry and travel headlines from around the world. We also include tips from travel experts and regularly updated weather and air traffic control developments.

        Resources:    Customers can access driving directions, parking information and tips on getting around the terminals at each of the major domestic airports. It also features information about airline policies and frequent-flyer programs. Overseas travelers can access information about foreign entry requirements, passports, medical and health requirements, travel warnings, embassy locations and U.S. customs requirements.

  Customer Care

        At Orbitz, customer care refers to a specialized Orbitz program that tracks the travel environment in the United States and, to a lesser degree, abroad and uses this data to proactively assist travelers who may need to be informed or make alternate plans. In addition, customer care provides a formal channel for customer feedback to us for product improvements and problem resolution.

        Our customer care program was designed as a proactive way to keep our customers informed about flight delays, schedule information and relevant news or events that may impact their travel plans. It permits broad customer participation and enables us to forecast events and travel situations, pinpoint impacted customers and notify customers in large numbers through multiple methods, such as e-mail, cell phone and pager. Data synthesized by a team of experts in our headquarters with a background in air traffic control, airport operations management, customer service and travel agency special services can be integrated with data obtained from travel suppliers and other providers' computer systems. This data is used to inform and assist travelers before they leave for the airport and while they are in transit. The information is available to travelers who book their trip on Orbitz. Surveys conducted by us indicate that our care program is an important contributor to customer retention. In December 2003, over 1.9 million travelers received pro-active care alerts with over

44% wireless penetration. The customer care program is an important element in boosting the trust and confidence of new customers and promoting repeat purchases. We believe our customer care program demonstrates our ability to provide innovative support services and differentiates us from our competitors.

  Customer Support

        Customer support refers to our online help tools and the more traditional telephone-based assistance provided to our customers for changes and cancellations, paper ticket processing, website questions and general assistance. Customer support is provided through a central command center at our headquarters that largely serves a monitoring and resource allocation role. Web-based self service support is provided with a comprehensive database of frequently asked questions allowing customers to dynamically interact with the system and evaluate the level of response provided and quickly get answers to more general support questions. Telephone support is primarily provided by Up--Stream (an outsourced service provider) in its call centers located in North Dakota and Kentucky, where productivity and employee retention are at or near national highs for this type of employment. Under our agreement with Up--Stream, we have agreed to pay a per transaction service fee, as well as minor additional fees when Up--Stream exceeds its service benchmarks for handling customer inquiries. Under our customer support program, telephone and e-mail specialists use a proprietary Orbitz desktop application that provides an integrated view of the customer's needs, activities and relationship with us. A state-of-the-art interactive voice response system with speech recognition and speech synthesis is also employed to provide our customers with a broad array of self-service options. Our e-mail support service provided through Up--Stream takes advantage of advanced automation tools as well. In 2003, we began routing our e-mail communications, as well as about 10% of our service calls to a communications center in India to improve response time and quality while reducing overall costs.

        Ticketing and other fulfillment services are performed by E-travelexperts, or ETX, located in Minnesota utilizing a highly automated process. ETX provides these services under a five-year agreement expiring December 31, 2006 and, like Up--Stream, prices their services on a per ticket basis. We believe our customer support functions provide high levels of productivity and customer satisfaction. In addition, based on our pricing structure with our providers, we believe we are able to achieve costs per ticket that are among the lowest in the industry. As we grow our merchant hotel business, we have also contracted with ETX to provide secondary support for more involved service calls relating to hotelier questions and customer issues that involve hotel or billing issues.

Corporate Travel

        In September 2002, we launched Orbitz for Business, the first corporate product offered by an online travel agency, in response to growing demand for corporate travel solutions that provide lower transaction costs, lower average ticket price, high degree of price transparency, access to a wide choice of low fares, and a superior, automation-enhanced service experience. Orbitz for Business offers companies the same functionality and ease of use that we offer for leisure bookings, while adding functionality and service features that address the needs of both business travelers and the corporate travel managers who administer corporate travel policies.

        Orbitz for Business is a full service travel management program that provides three levels of service: a) online bookings, b) 24 hours a day, seven days a week reservation and service support and c) premier travel services. Our online offering includes the corporate booking tool as well as access to data reports and program administration tools. We provide corporate customers with direct access to a team of highly skilled corporate travel agents for reservations and support 24 hours a day, seven days a week. In addition, our care team provides premier services, such as upgrades and preferred seat unblocking services, to senior executives and frequent travelers.

        Orbitz for Business also includes the following corporate travel features:

  •
  full integration of corporate negotiated fares and rates in our booking path;

  •
  travel arranger functionality, which allows personal assistants to manage travel on behalf of corporate employees;

  •
  functionality designed to control travel policies in more highly managed corporate environments, including the ability to track and report reasons for employees not choosing the lowest available fare and the ability to limit availability displays to only those suppliers with which the corporation has a preferred relationship; and

  •
  consolidated data reporting, which helps corporations track travel spending and support negotiations with suppliers.

        We derive revenues from Orbitz for Business through various levels of service fees charged for making or changing online or offline reservations as well as from transaction fees paid to us by suppliers.

        Since the introduction of Orbitz for Business, we continue to enroll small and large companies, including Fortune 500 firms. According to industry analysts, corporate online bookings are expected to more than double between 2003 and 2008. We intend to develop new features and enhancements to our product, refine our corporate service offer and make additional investments into sales and marketing to ensure that we compete effectively in this emerging market.

Technology Services

  Supplier Link

        We have developed Supplier Link, which uses our technology platform to establish direct links with an airline's internal reservation system. This allows us to book airline tickets directly with the supplier, effectively bypassing the expensive GDSs for this portion of our airline bookings. Approximately 33% of our total paid air transactions for the year ended December 31, 2003 were processed using Supplier Link. Our Supplier Link technology enables airlines to avoid paying GDS booking fees on transactions processed using this technology, which can represent approximately 3-5% of the price of a ticket. Under this program, we believe that suppliers can save up to 70% compared to distribution costs through a GDS. We believe our Supplier Link technology is unique among our competitors.

        We have implemented Supplier Link for five of our charter associate airlines: American Airlines, Continental Airlines, Northwest Airlines, America West Airlines and US Airways. We intend to implement Supplier Link technology with additional airlines in the future.

  Booking Engine Services

        In addition to generating revenues from Orbitz.com, we provide hosting services to airlines as a platform for their websites. This line of business is known as Orbitz Booking Engine Services, or BES. BES assists travel suppliers to sell travel products over their own websites and includes such services as flight availability and fares, bookings, seat selection, and management of frequent flyer accounts, including award travel bookings.

        In April 2002, we launched BES for American Airlines and in August 2002, we launched BES for Northwest Airlines. In December 2003, we extended our BES agreement with Northwest Airlines by two years to December 31, 2007. We derive our BES revenue through contractual hosting and support fees and, in some cases, through transaction fees when reservations are made or airline tickets are purchased using our services.

Technology and Operations

        We believe that the design and quality of our technology differentiate our website and product offerings from those of our competitors. Our goal has been to build an innovative travel management tool for consumers and to build systems that will move traffic and transactions through a low-cost channel. We believe that our system will continue to support rapid growth and differentiate us from our competitors.

        Our hardware and software architecture is designed to maximize scalability, availability, reliability, efficiency, flexibility, manageability and security. By implementing many GDS-like features ourselves including computing fares, checking availability, and booking transactions directly with airline hosts, we have constructed our booking engine using Internet technologies rather than a system based around more traditional mainframe travel systems. In addition to powering our own website, our technology provides the critical booking engine functionality for Northwest Airlines' website, NWA.com, and for American Airlines' website, AA.com. Both of these systems utilize the same Orbitz hardware and software architecture.

  Hardware

        Our focus on reducing costs per transaction keeps our technology team focused on the efficiency of our hardware. We make extensive use of commodity hardware, which allows for flexibility and processing power capable of handling large amounts of traffic and data at low unit costs. In addition, we have built monitoring and automation tools to help us monitor, detect and fix problems in our hardware and software, resulting in little downtime for maintenance and upgrades, while helping to keep costs of operating and maintaining the machines low despite increases in the number of machines. Hardware is monitored and managed 24 hours a day, seven days a week by our operations group, but our entire system requires a low person-to-machine support ratio. Our system's hardware and network architecture are designed to avoid single points of failure.

  Software

        Our framework separates our application into three main layers: the booking engine layer, business logic layer and presentation layer or user interface. Each layer of our system is responsible for different functions and services and operates independently of all others. Because our system has been designed with few dependencies among internal components or on outside systems, we can be innovative and flexible in the design of new features and functionality, which can be added without requiring any changes or re-work to other layers of the system and with a minimum amount of end-user downtime.

        Our booking engine allows connections to multiple host systems including GDSs and airline host systems to place reservations. Our Supplier Link product uses our booking engine to provide connections to airlines' own systems, dramatically reducing the cost of distribution for tickets sold over those connections. Five such connections exist, and the flexibility afforded by our software allows adding more connections with no downtime in the booking engine. This same architecture and design has been used in the implementation of our hotel search and booking system. The booking engine is capable of dynamically adding new data sources for searching and new host systems for booking hotel transactions without requiring end-user downtime.

        Our booking engine uses ITA's search algorithm technology to search for low fares. We have developed our own proprietary support services and software architecture that enables us to use ITA's technology in connection with our booking engine. ITA's technology has been licensed to us on a non-exclusive basis under an agreement scheduled to terminate in 2007. Under this agreement and a related service level agreement, we pay ITA an annual license fee and in some circumstances additional fees, professional fees and service costs. ITA has agreed to provide us with most favored customer status. We have leveraged our advanced software and inexpensive hardware to provide our users several unique features, including Flex Search and Deal Detector.

        Our user interface is designed to support multiple distribution channels, including Web browsers, e-mail, wireless devices and customer service agents.

  Security and Fraud Prevention

        Security has been and will continue to be a key consideration in the design and operation of our systems. Security is provided at multiple levels in both our hardware and software and our security systems for customer data are regularly validated by third party security evaluations.

        We bear financial risk from reservations placed with fraudulent credit card data. All claims of unauthorized charges are forwarded by customer support to our revenue protection department for investigation and resolution with the customer. To reduce our financial risk, we have implemented a number of anti-fraud measures and procedures. We rely on encryption and authentication technology for the secure transmission and validation of customer credit card information and other confidential information. Since servers can become vulnerable to viruses or harmful computer code transmitted over the Internet, we proactively check for intrusions into our infrastructure that could compromise the confidentiality of customer credit card data. We additionally use fraud prevention technology to identify potentially fraudulent transactions. In many cases, our verification process will include contacting the cardholder or the credit card issuer to determine whether a charge was authorized. The expansion of our Orbitz Merchant Hotel program heightens our exposure to credit card fraud since consumer credit card payments under that program are made directly to us, not to the hotel.

Consumer Marketing

        We use various forms of cost-effective online marketing, including advertising on content sites and placement on comparative shopping tools as well as on search engine websites such as Google and Overture. We expect to continue to use online advertising as our primary marketing vehicle. A smaller portion of our marketing budget is dedicated to traditional advertising such as TV, primarily cable, and print publications. Finally, our charter associate airlines support our marketing efforts with in-kind marketing support that is primarily directed toward support of our sales promotion and public relations activities. Our marketing initiatives are subject to strict cost performance and measurement processes.

        We attract first-time purchasers and convert them to repeat customers by focusing on highly efficient e-mail and search engine marketing. Our retention efforts are further enhanced by segmentation and database mining techniques that recognize our best customers and seek to motivate our newest ones. Our cross-selling techniques on and off the website seek to expand the range of products purchased by each customer on Orbitz. We believe that our innovative customer support and customer care programs also engender loyalty.

        Our marketing efforts employ a comprehensive array of analytical tools that measure our spending effectiveness. We use these tools to ensure that we stay focused on achieving a high return on our marketing investment. We believe that focusing on performance-based marketing techniques and the financial implications of our marketing efforts is an important factor in pursuing our goal of profitable growth.

Consumer Advisory Board

        We are committed to providing consumers with industry-leading functionality and ease-of-use. We have invited several persons with backgrounds in consumer affairs, e-commerce and travel to serve on our Consumer Advisory Board. The Board meets regularly and makes recommendations to the senior management team on issues related to our products, privacy and security, industry trends, regulatory matters and methods of improving our products and services. We believe this is an important aspect of our goal of serving the needs of our customers. There are four people on our Consumer Advisory Board. Cornish Hitchcock is an attorney with more than 20 years of experience who advocated the rights of airline passengers at the Aviation Consumer Action Project (ACAP) and Public Citizen, two national consumer organizations. Esther Dyson is the Chairman of EDventure Holdings, which publishes a monthly computer-industry newsletter and sponsors two of the technology industry's premier annual conferences. John Levine is a consultant in the software industry, author of Internet for Dummies and has served as a board member for a user advocacy group, the Coalition Against Unsolicited Commercial E-Mail. Michael Hall is the corporate travel manager for Johnson Controls, Inc., a founding member of the Wisconsin chapter of the Association for Corporate Travel Executives and a member of the National Business Travel Association.

Customers

        Since launching our website in June 2001, we have experienced significant growth to become the third largest online travel company based on gross travel bookings. Since our launch, we have completed over 26 million travel transactions. Our customer base is highly fragmented with no meaningful customer concentration.

Suppliers

        We have distribution and marketing agreements with numerous airlines, lodging companies, rental car companies and other travel suppliers. These agreements enable us to offer our consumers what we believe to be the most comprehensive selection of low fares generally available to the public and a wide array of competitive rates on other travel products. The airline charter associate agreements in place with numerous carriers ensure that we have access to the lowest fares generally available to the public, including those available on the airlines' own websites. In exchange, our airline charter associates benefit from our low-cost distribution model, access to our broad customer base and our unbiased display of air travel products. Our airline charter associate agreements with our Founding Airlines are terminable by each of them upon 30 days notice to us, subject to the restriction set forth in the stockholders agreement that such agreements or similar commercial agreements not be terminated for a period of two years from the date of our initial public offering, and the terms of our agreements with other suppliers generally expire within one to two years. Our hotel agreements include (1) merchant hotel contracts with certain hotels, hotel management groups and hotel chains that give us access to discounted negotiated rates that we then mark-up and sell to consumers on a prepaid basis; (2) an agreement with Travelweb that provides us with discounted, prepaid rates from thousands of hotels; and (3) agreements with certain hotel chains which provide us with commissions on all retail transactions. Our car rental agreements provide us with access to the lowest rates on any third-party site.

The table below lists some of the major suppliers with whom we have distribution or marketing agreements:

Airlines			Lodging	Car Rental

Domestic	International

Alaska Airlines
Aloha Airlines
American Airlines
America West
    Airlines
Continental Airlines
Delta Air Lines
Hawaiian Airlines
Midwest Airlines
Northwest Airlines
Spirit Airlines
United Airlines
US Airways
Aeromexico
Air France
Air Jamaica
Air New Zealand
All Nippon
    Airways
Asiana Airlines
British Airways
Cathay Pacific
China Airlines
COPA Airlines
CSA Czech Airlines
El Al Israel
    Airlines
EVA Air
Finnair
Iberia Airlines
Japan Airlines
KLM Royal Dutch
Korean Air
LanChile
LanPeru
LOT Polish Airlines
Lufthansa
Mexicana Airlines
Qantas Airways
Scandinavian Airlines
Singapore Airlines
South African Airways
Swiss International
    Air Lines Ltd.
VARIG Brasil
		Virgin Atlantic Airways	Accor Hotels Cendant Hotels Hilton Hyatt Intercontinental Kimpton Marriott International Omni Outrigger Starwood Choice Mandalay Resort Group MGM Mirage Caesar's Entertainment Harrah's Entertainment	Advantage Alamo Avis Budget Dollar Enterprise Hertz National Payless Thrifty

Competitors

        The travel market is rapidly evolving and intensely competitive, and we expect competition to increase. We compete with a variety of companies with respect to each product or service we offer, including:

  •
  InterActiveCorp, an interactive commerce company, which owns or controls numerous travel-related enterprises, including Expedia, an online travel agency, Hotels.com, a distributor of online lodging reservations, Hotwire, a wholesaler of airline tickets, lodging and other travel products, and Ticketmaster and Citysearch, both of which offer destination information and tickets to attractions;

  •
  Sabre Holdings, which owns Travelocity, an online travel agency, GetThere, a provider of online corporate travel technology and services, and the Sabre Travel Network, a GDS;

  •
  Cendant, a provider of travel and vacation services, which owns or controls the following: Galileo International, a worldwide GDS; Cheap Tickets, an online travel agency; Lodging.com, an online distributor of hotel rooms; Howard Johnson, Ramada Inns, and other hotel franchisors; Avis and Budget car rental companies; Travelport, a provider of online corporate travel services and other travel-related brands;

  •
  other consolidators and wholesalers of airline tickets, lodging and other travel products, including priceline.com and Travelweb;

  •
  travel agencies targeting the corporate market, such as American Express, Navigant, TQ3/Maritz, World Travel Partners and Carlson Wagonlit, which compete against our Orbitz for Business service;

  •
  other local, regional, national and international traditional travel agencies servicing leisure and business travelers; and

  •
  operators of other GDSs, which control the computer systems through which travel reservations historically have been booked.

        We compete on the basis of ease of use, customer service and satisfaction, price, availability of product type or rate, service, amount and accessibility of information and breadth of products offered. As the demand for online travel products grows, we believe that the range of companies involved in the online travel products industry, including traditional travel agencies, travel industry information providers, online portals and e-commerce providers, will increase their efforts to develop products that compete with our website. Many travel suppliers, such as airlines, lodging, car rental companies and cruise operators, also offer and distribute travel products, including products from other travel suppliers, directly to the consumer through their own websites. We believe that our comprehensive service offerings, innovative technology and focused customer support will continue to help us compete effectively in the travel products market. However, we cannot assure you that our online operations will continue to compete successfully with any current or future competitors.

Intellectual Property

        We protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws and through the domain name dispute resolution system. In order to limit access to and disclosure of our proprietary information, all of our employees have signed confidential information and invention assignment agreements, and we generally enter into nondisclosure agreements with third parties. We cannot provide assurance, however, that the steps we have taken to protect our intellectual property rights will adequately deter infringement or misappropriation of those rights. Particularly given the international nature of the Internet, the rate of growth of the Internet and the ease of registering new domain names, we may not be able to detect unauthorized use of our intellectual property or take enforcement action.

        From time to time, in the ordinary course of our business, we have been subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims against us. These claims and any resultant litigation could subject us to significant liability for damages. In addition, even if we prevail, the litigation could be time consuming and expensive to defend and could affect our business materially and adversely. Any claims or litigation from third parties may also limit our ability to use various patented business and data processes and hardware systems, service marks, trademarks, copyrights, trade secrets and other intellectual property subject to these claims or litigation, unless we enter into license agreements with the third parties. However, these agreements may be unavailable on commercially reasonable terms, or not available at all. Furthermore, the validity of any patents that we may receive in the future may be challenged if such patents are asserted against third parties.

Government Regulation

        We must comply with laws and regulations relating to our sales activities, including those prohibiting unfair and deceptive practices and those requiring us to register as a seller of travel products, comply with disclosure requirements and participate in state restitution funds. In addition, many of our travel suppliers are heavily regulated and we are indirectly affected by such regulation.

  Travel Industry Regulation

        As a travel company selling air transportation products, we are subject to regulation by the Department of Transportation, or DOT, which has jurisdiction over economic issues affecting the sale of air travel, including consumer protection issues and competitive practices. The DOT has the authority to enforce economic regulations, and may assess civil penalties or challenge our operating authority. To the extent we sell travel products other than air transportation, we remain subject to regulation by the Federal Trade Commission, which has jurisdiction over a wide range of advertising, marketing and other consumer protection areas.

  Antitrust Regulation

        Our Founding Airlines or their affiliates, own approximately 68% of our outstanding common stock, compete with each other in the operation of their own businesses. As a result, we may continue to be subject to antitrust scrutiny, both at the federal level by the Department of Justice, or DOJ, and at the state level by Attorneys General of the various states, although there are not currently any pending federal or state reviews of which we are aware. In July 2003, the DOJ concluded its three-year examination of our business and operations. The scope of the investigation included an examination of various provisions contained within the charter associate agreements and a search for evidence of any anti-competitive effect on the marketplace and competition, as well as a search for evidence of coordination among our Founding Airlines. In closing its investigation, the DOJ affirmed that they had found no evidence that either the formation of Orbitz or the terms of the charter associate agreements has harmed consumers or competition.

  GDS Regulation

        On December 31, 2003 the DOT completed rulemaking proceedings to revise the regulations governing GDSs. The result of the rulemaking was to completely deregulate the GDS industry after a short transition period which ends July 31, 2004.

  Internet Regulation

        We must also comply with laws and regulations applicable to businesses engaged in online commerce. An increasing number of laws and regulations apply directly to the Internet and commercial online services. Moreover, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and commercial online services. It is possible that laws and regulations may be adopted to address these and other issues. Further, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws. New laws or different applications of existing laws would likely impose additional burdens on companies conducting business online and may decrease the growth of the Internet or commercial online services. In turn, this could decrease the demand for our products or increase our cost of doing business.

        Federal legislation imposing limitations on the ability of states to impose taxes on Internet-based sales was enacted in 1998. The Internet Tax Freedom Act, which was extended by the Internet Nondiscrimination Act, exempted certain types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November 1, 2003. The majority of products and services we sell are already taxed: hotel rooms and car rentals at the local level, and air transportation at the federal level with state taxation preempted. Nevertheless, failure to renew this legislation could allow state and local governments to impose additional taxes on some aspects of our Internet-based sales, and these taxes could decrease the demand for our products or increase our cost of operations.

  International

        We may become subject to the laws and regulations of other countries, including with respect to transportation, privacy and consumer and online regulation. These may impose additional costs or other obligations on us.

  Future Regulation

        Congress, the DOT and other governmental agencies have under consideration, and may consider and adopt new laws, regulations and policies regarding a variety of matters that could affect our business or operations. We cannot predict what other matters might be considered in the future by Congress, the DOT or such other agencies, nor what the impact of this regulation might be on our business.

Employees

        At of December 31, 2003, we employed 308 persons on a full-time basis and 16 individuals as interns. None of our employees is represented by collective bargaining agreements. We have not experienced any work stoppages and believe our relationship with our employees to be good.

Public Filings

        Copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are made available free of charge through the Company's web site at www.orbitz.com as soon as reasonable practicable after we electronically file them with the SEC.

Risks Related To Our Business

        Set forth below and elsewhere in this report and in other documents we file with the Securities and Exchange Commission are certain risks and uncertainties that we believe could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.

        Because we have a limited operating history, it is difficult to evaluate our business and prospects.

        Our business began operations in February 2000 and we launched our online travel service in June 2001. As a result, we have only a limited operating history from which you can evaluate our business and our prospects. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving industries, such as the online travel industry. Some of these risks relate to our ability to:

  •
  attract and retain customers on a cost-effective basis;

  •
  expand and enhance our service offerings;

  •
  operate, support, expand and develop our operations, our website, our software and communications and other systems;

  •
  diversify our sources of revenue;

  •
  maintain adequate control of our expenses;

  •
  raise additional capital;

  •
  respond to technological changes;

  •
  respond to litigation;

  •
  respond to regulatory changes or demands; and

  •
  respond to competitive market conditions.

        If we are unsuccessful in addressing these risks or in executing our business strategy, our business, financial condition or results of operations may suffer.

  We have a history of operating losses and may incur losses in the future.

        Since our inception in February 2000, we have reported operating losses each year. Our operating losses were $42.9 million from the period of inception through December 31, 2000, and $105.5 million, $18.9 million and $16.9 million for the years ended December 31, 2001, 2002, and 2003, respectively. We may continue to incur operating losses, and we cannot assure you that we will be profitable in future periods. Historically, most of our financing came through contributions from our Founding

Airlines and their affiliates. The Founding Airlines and their affiliates have no obligation to make further investments in us, and we do not anticipate that they will do so.

        Under our business plan, we will continue to incur significant sales and marketing expenses to expand our customer base. Accordingly, we will need to increase our revenues at a rate greater than our expenses to maintain profitability. We cannot predict whether we will maintain profitability in future periods. If our business does not expand enough to increase our revenues sufficiently, or even if our business does expand but we are unable to manage our expenses, we may not sustain profitability in future periods.

        Our growth cannot be assured. Even if we do experience growth, we cannot assure you that we will grow profitably.

        Our business strategy is dependent on the growth of our business. For us to achieve significant growth, consumers and travel suppliers must accept our website as a valuable commercial tool. Consumers who have historically purchased travel products through traditional commercial channels, such as using local travel agents and calling suppliers directly, must instead purchase these products on our website. Similarly, travel suppliers will also need to accept or expand their use of our website and to view our website as an efficient and profitable channel of distribution for their travel products.

        Our growth will depend on our ability to broaden the range of travel products we offer. For the years ended December 31, 2003 and 2002, we derived 66% and 76%, respectively, of our revenues from airline ticket sales. Our business strategy is dependent on expanding our revenues from lodging, car rentals, cruises, vacation packages, corporate travel and other travel related products. Key components of this strategy include the growth of our hotel business, particularly our Orbitz Merchant Hotel program, and the dynamic packaging product that we have developed. See "—Our business plans call for the significant growth of our hotel business, and we may be unsuccessful in managing or expanding that business" and "—If we are unable to improve the competitiveness of our hotel inventory from Travelweb, or supplement it with Orbitz Merchant Hotel inventory, our business may suffer." We cannot assure you that our efforts will be successful or result in increased revenues, higher margins or continued profitability.

        Our growth is also dependent on our ability to broaden the appeal of our website to business and other travelers. Although we launched an Orbitz for Business service directed at corporate users in September 2002, we have limited experience with corporate travel, and our ability to offer products and services that will attract a significant number of business travelers to use our services is not certain. If any of these initiatives is not successful, our growth may be limited and we may be unable to maintain profitability.

        Our plans to pursue other opportunities for revenue growth and cost reduction, which we describe in "Business—Strategy," are at an early stage, and we cannot assure you that our plans will be successful or that we will actually proceed with them as described.

        Adverse changes or interruptions in our relationships with travel suppliers could affect our access to travel offerings and reduce our revenues.

        We rely on charter associate agreements or other participation or commission agreements with our airline suppliers, and these agreements contain terms that could affect our access to airline inventory and reduce our revenues. In particular, our charter associate agreements with our Founding Airlines, which accounted for approximately 71% of our air supplier transaction fees during the year ended December 31, 2003, are terminable by each of the Founding Airlines upon 30 days notice to us, subject to the restriction set forth in the stockholders agreement that such agreements or similar commercial agreements not be terminated for a period of two years from the date of our IPO. Most of the remaining relationships we have with airline suppliers are freely terminable by the supplier, or will become so within the next year. None of these arrangements is exclusive and airline suppliers could enter into, and in some cases may have entered into, similar agreements with our competitors.

        In addition, we are dependent for lodging and car rental inventory on arrangements with our lodging and car rental suppliers under which these suppliers provide us inventory and compensate us on a commission basis. These arrangements are short-term in nature and in some cases unwritten.

        We cannot assure you that our arrangements with travel suppliers will remain in effect or that any of these suppliers will continue to supply us with the same level of access to inventory of travel offerings in the future. If our access to inventory is affected, or our ability to obtain inventory on favorable economic terms is diminished, it could have a material adverse effect on our business, financial condition or results of operations.

        We are controlled by our Founding Airlines or their affiliates, who may have strategic interests that differ from those of our other shareholders.

        Our Founding Airlines or their affiliates hold a majority of our voting power and their designees comprise a majority of our board. Our Founding Airlines may have strategic interests that are different than ours. Our Founding Airlines or their affiliates own, in the aggregate, approximately 68% of our outstanding common stock, and, through the exercise of certain supermajority voting rights accorded to them in our corporate governance documents, control approximately 96% of the voting power of all shares of voting stock.

        In addition, our Founding Airlines have filed a Schedule 13G with the Securities and Exchange Commission to report their Orbitz holdings as a group. As a result, under a "controlled company" exception to Nasdaq's independence requirements, we are exempt from an obligation to maintain a majority of independent directors on our board and instead have a majority of directors affiliated with our Founding Airlines. In addition, directors affiliated with our Founding Airlines continue to oversee the director nomination and executive compensation functions.

        For the foreseeable future, to the extent that some or all of our Founding Airlines or their affiliates vote similarly, they will be able to exercise control over all matters requiring approval by the board of directors or our shareholders, and this power may be expected to continue even if our Founding Airlines or their affiliates own a minority economic interest in Orbitz. As a result, they or their affiliates will be able to:

  •
  control the composition of our board of directors, including the right to select six of the nine members of our board (one of whom is our chief executive officer) and the ability to nominate the remaining three directors and vote their shares to elect (together with the holders of Class A common stock) them;

  •
  control our management and policies; and

  •
  determine the outcome of significant corporate transactions, including changes in control that may be beneficial to shareholders.

        In addition, our corporate governance documents and our stockholders agreement with our Founding Airlines or their affiliates provide them with a greater degree of control and influence in the operation of our business and the management of our affairs than is typically available to shareholders of a publicly-traded company. In particular, our corporate governance documents and the stockholders agreement with our Founding Airlines or their affiliates provide that:

  •
  Orbitz cannot issue common stock or other securities without the vote of two-thirds of its directors and, for issuances of securities with voting rights greater than one vote per share, without the further approval of the holders of three-fourths of the voting power of the Class B common stock then outstanding entitled to supervoting rights;

  •
  Orbitz cannot enter into any transaction involving any merger, acquisition, consolidation, reorganization or issuance of securities as a result of which our Founding Airlines or their affiliates would own less than a majority of the voting power of the successor or surviving entity, without the approval of the holders of two-thirds of the voting power of the Class B common stock then outstanding entitled to supervoting rights; and

  •
  Orbitz cannot sell, or contract for the lease or license of, all or substantially all of its assets or sell, or contract for the lease or license of, all or a substantial portion of the assets or business of any of its controlled affiliates, if the assets sold, leased or licensed generate more than 20% of its consolidated net revenues or consolidated income, without the approval of the holders of two-thirds of the voting power of the Class B common stock then outstanding entitled to supervoting rights.

        These restrictions could keep us from pursuing relationships with strategic partners and from raising additional capital, which could impede our ability to expand our business and strengthen our competitive position. These restrictions could also limit shareholder value by preventing a sale of Orbitz.

        We are controlled by our Founding Airlines and conflicts of interest with and among them could impede our business strategy and hurt our business.

        Our Founding Airlines and their affiliates will be able to act in each of their own interests, which may conflict with, or be different from, the interests of other shareholders who do not maintain a commercial relationship with Orbitz. For the foreseeable future, we expect a majority of our directors will be senior employees of our Founding Airlines. Our Founding Airlines compete with each other in the operation of their respective businesses and can be expected to have individual business interests that may conflict with those of the other Founding Airlines. Their differing interests could make it difficult for us to pursue strategic initiatives that require consensus among our Founding Airlines. In addition, our certificate of incorporation and stockholders agreement expressly provide that holders of our Class B common stock may have other business interests and may engage in any other businesses, including businesses similar to ours, except for restrictions on specified investments that expire two years after our IPO. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects.

        Our relationships with our Founding Airlines have subjected Orbitz to significant litigation and regulatory scrutiny, which may continue.

        As an enterprise founded and controlled by horizontal airline competitors, we may be subject to ongoing regulatory scrutiny of our business to a degree that is not likely to be experienced by our competitors.

        During the last several years, we have been reviewed or investigated by a number of federal and state regulators. In July 2003, the Antitrust Division of the Department of Justice completed an investigation of us and our Founding Airlines that it commenced in 2000 and concluded that our business has not harmed consumers or reduced competition. In late 2002, a commission created by Congress to study the economic status of travel agents and impediments to the flow of travel information concluded its review, which included an examination of our impact on traditional travel agents and consumers, without taking action adverse to us. In December 2002, the Department of Transportation issued the results of a review of our business and operations, and did not find evidence that our operations had an anti-competitive effect on the marketplace for air travel. Our business and operations were under longstanding informal review by a working group of Attorneys General from various states, the last of which ended their inquiry in July 2003 without taking action adverse to us.

        We remain at risk that other or similar regulatory investigations could commence in the future. At any time, the outcome of investigations and other regulatory scrutiny could lead to compulsory changes to our business model, industry agreements, conduct or practices or our relationships with our Founding Airlines and governmental or additional private lawsuits against us, any of which could materially harm our revenue, impair our ability to provide access to the broadest range of low fares and impact our ability to grow and compete effectively.

        We expect that our competitors will continue to engage in lobbying and other activities, with the objective of generating negative publicity about us and pressing legislation or regulation that could be harmful to us. These activities may result in private or governmental litigation against us, further investigations of our business by various governmental authorities or the adoption of laws and regulations that make it more difficult for us to compete effectively, particularly as we implement new initiatives designed to enhance our competitive position.

        The continued involvement of our Founding Airlines on our board of directors and as shareholders may result in litigation and regulatory scrutiny of our business. For example, we are a defendant in a lawsuit filed in April 2002 by a group of offline travel agents against Orbitz and several of our Founding Airlines. See "Item 3. Legal Proceedings." The plaintiffs in this case allege anti-competitive conduct and seek treble damages and injunctive relief, including:

  •
  the dissolution of Orbitz or, in the alternative,

  •
  that the defendant airlines make all their fares available to offline travel agents, all Founding Airlines or their affiliates sell their stock in Orbitz, and all our airline charter associate agreements be revised.

        Although unsuccessful, offline travel agents also petitioned the Department of Transportation, or DOT, for similar injunctive relief in March 2002 alleging anti-competitive practices. Our competitors could file additional lawsuits alleging anti-competitive conduct against us in the future.

        The activities described above may result in significant distractions to our management and could have a material adverse effect on our business, financial condition or results of operations.

        Restrictions on our ability to sell air travel in an "opaque" or "biased" manner may limit our growth.

        Our bylaws limit our ability to market, sell and service air travel products in an "opaque" manner and prevent us from displaying our air fares in a "biased" manner, or acquiring a company that engages in either activity. "Opaque" refers to the sale of travel where the customer is not able to see one or more items of important information, such as the identity of the travel provider, or arrival or departure times, until the transaction is completed. "Bias" refers to the practice of favoring one travel supplier over another on the basis of commissions paid, fee overrides or other factors unrelated to price or the customer's choice. Our charter associate agreements contain similar provisions.

        Currently, our bylaws permit us to derive revenues from the sale of airline tickets in an opaque manner, but only to the extent such revenues are derived from links to opaque websites or referrals to opaque websites, and only to the extent the revenues we derive do not exceed 20% of our or our controlled affiliates' revenues from the sale of airline tickets. Under our bylaws, any change in the scope of our business to provide information concerning air travel products to customers in an opaque or biased manner requires the following approvals:

  •
  on or prior to May 8, 2010, the unanimous approval of each holder of our Class B common stock that (1) is, or within the six months prior to the approval being sought was, a party to a commercial agreement with us, pursuant to which such holder of Class B common stock has agreed to provide us with published fare and inventory information for air transportation for inclusion and sale on our website, (2) terminated such an agreement due to an uncured default by us or (3) owns 2,421,360 shares of Class B and Class A common stock (received upon conversion of Class B common stock) in the aggregate (as adjusted to give effect to any stock split, stock dividend, reclassification, recapitalization or other event); and

  •
  after May 8, 2010, the unanimous approval of each holder of our Class B common stock, so long as the holders of our Class B common stock own, in the aggregate, at least 20% of the voting power of all outstanding shares of our capital stock.

        Currently, this would require approval of all of our Founding Airlines or their affiliates. These restrictions may limit our ability to expand the scope of our business and improve our margins in ways that are available to some of our competitors.

        Our Founding Airlines are not prevented from selling to consumers through their own websites or third-party websites and may be able to establish new competitors to Orbitz.

        Our five Founding Airlines collectively represented approximately 72% of the airline tickets sold through Orbitz and 71% of our air supplier transaction fees during the year ended December 31, 2003. Our Founding Airlines offer travel products, including Web-only fares, through their own websites and other distribution channels and offer some features, such as mileage bonus awards redemption, that we do not currently offer. Our Founding Airlines are not barred under their relationships with us from selling directly to consumers, and these parties may continue to operate their own businesses in a manner that could divert customers and revenues from us. Furthermore, one of our Founding Airlines has an ownership interest in priceline.com, and our Founding Airlines may make other investments in travel businesses, subject to restrictions in our stockholders agreement. Our stockholders agreement limits the ability, for the period ending two years after our IPO, of any holder of our Class B common stock or its affiliates to act in concert with two or more other holders of Class B common stock or their respective affiliates to acquire beneficial ownership of more than 10%, in the aggregate, of a third party that offers the direct sale to consumers of air travel products predominantly through an Internet site. However, nothing in our agreements with our Founding Airlines would prevent them individually or acting in concert with only one other Founding Airline from organizing or investing in a separate company, similar to Orbitz, for the purpose of competing with us or from pursuing corporate opportunities that might be attractive to Orbitz. After the expiration of the two-year period described above, this investment restriction will lapse. Our charter associate agreements with our Founding Airlines are terminable upon 30 days notice to us, subject to the restriction set forth in the stockholders agreement that such agreements or similar commercial agreements not be terminated for a period of two years from the date of our IPO.

        None of our other charter associates or other travel suppliers is prevented from selling directly to consumers, organizing or investing in a separate company similar to us or pursuing corporate opportunities that might be attractive to us.

        The terms of our agreement with Worldspan may limit the growth of our Supplier Link business.

        We have agreed with Worldspan, a GDS, that we will direct to Worldspan's system all airline and car rental bookings made through our website, with the exception of bookings transacted using our Supplier Link technology. Under our agreement, we are obligated to meet quarterly minimum volume guarantees totaling 16,000,000 segments on an annual basis for air and car transactions for any year in which we utilize Supplier Link technology for either travel product, with a similar, but separate, volume guarantee applicable to car transactions alone that would apply if we were using Supplier Link technology for car transactions. If we do not meet specific quarterly thresholds, we must pay Worldspan a segment fee of $1.78 for each segment that we fall short. Our current business plans contemplate the expansion of our Supplier Link program to include additional airlines. However, unless we are able to sufficiently increase our number of bookings, or modify the terms of the agreement with Worldspan, it will be necessary for us to control the number of Supplier Link segments we can complete in a particular year, and instead direct some of these transactions to Worldspan, if we wish to avoid making these segment fee payments to Worldspan. We have modified our Supplier Link agreements in a manner that would limit expansion of Supplier Link in the near term. If we were to make segment fee payments or avoid them by limiting the number of Supplier Link segments processed in a particular year, it could prevent us from profitably growing that business or have an adverse effect on our relations with Supplier Link participants.

        Airline "journey controls" may reduce our advantage in the number of low-priced connecting itineraries we can present to our customers.

        Some carriers currently employ, or may adopt, "journey control logic" designed to enhance the management of airfares and seat availability for connecting itineraries, based on a traveler's origin and final destination. ITA's software is capable of accommodating journey control restrictions, but only if the particular airline implements procedures to provide availability information to ITA's database and update it regularly. If the carrier does not implement these procedures to keep the ITA database updated, then the journey control logic will cause some fare and flight combinations for connecting itineraries to be rejected by the airline. Orbitz consumers attempting to book a reservation on one of these itineraries will receive an error message indicating that the desired fare and flight combination is not available, which may affect their perception of the reliability of our service. We believe that our charter associate agreements and, as applicable, supplier link agreements with participating carriers require them to provide availability data on a timely basis to ITA's database on our behalf. If airlines activate journey control restrictions without coordinating these programs with Orbitz, then our ability to present a large number of low-priced fare and flight combinations on connecting itineraries that can be successfully booked by consumers may be compromised. This could have a material adverse effect on our business and financial results.

        We operate in a highly competitive market, and we may not be able to compete effectively.

        The market for travel products is intensely competitive. We compete with a variety of companies with respect to each product or service we offer, including:

  •
  InterActiveCorp, an interactive commerce company, which owns or controls numerous travel-related enterprises, including Expedia, an online travel agency, Hotels.com, a distributor of online lodging reservations, Hotwire, a wholesaler of airline tickets, lodging and other travel products, and Ticketmaster and Citysearch, both of which offer destination information and tickets to attractions;

  •
  Sabre Holdings, which owns Travelocity, an online travel agency, GetThere, a provider of online corporate travel technology and services, and the Sabre Travel Network, a GDS;

  •
  Cendant, a provider of travel and vacation services, which owns or controls the following: Galileo International, a worldwide GDS; Cheap Tickets, an online travel agency; Lodging.com, an online distributor of hotel rooms; Howard Johnson, Ramada Inns, and other hotel franchisors; Avis and Budget car rental companies; Travelport, a provider of online corporate travel services and other travel-related brands;

  •
  other consolidators and wholesalers of airline tickets, lodging and other travel products, including priceline.com and Travelweb;

  •
  travel agencies targeting the corporate market, such as American Express, Navigant, TQ3/Maritz, World Travel Partners and Carlson Wagonlit, which compete against our Orbitz for Business service;

  •
  other local, regional, national and international traditional travel agencies servicing leisure and business travelers; and

  •
  operators of other GDSs, which control the computer systems through which travel reservations historically have been booked.

        Many of our competitors have longer operating histories, larger customer bases, more established brands and significantly greater financial, marketing and other resources than we do. Some of our competitors benefit from vertical integration with GDSs. In particular, we believe our two primary competitors in the online travel products market to be Expedia and Travelocity, which have each operated their respective businesses for significantly longer than Orbitz and may benefit from greater market share, brand recognition, product diversification, scale and operating experience than we do. In addition, Expedia and Travelocity, unlike us, have each established exclusive relationships as preferred travel partners for widely used Internet destinations such as America Online, MSN and Yahoo!. These arrangements, and similar relationships Expedia and Travelocity may be able to secure in the future, could provide them with a significant advantage in obtaining new customers. Furthermore, the flexibility of being able to provide biased displays for fares may provide Expedia, Travelocity and other competitors an opportunity to receive additional incentive payments from their suppliers. We expect Expedia and Travelocity will devote significant financial and operating resources to maintain their respective positions in the online travel products market.

        We expect existing competitors and business partners and new entrants to the travel business to constantly revise and improve their business models in response to challenges from competing Internet-based businesses, including ours. For example, firms that provide services to us and our competitors may introduce pricing or other business changes that adversely affect our attractiveness to suppliers in favor of our competitors. Similarly, some of our airline suppliers have recently entered into arrangements with GDS providers containing "most favored nations" obligations in which they have committed, in exchange for reduced GDS booking fees, to provide to the GDS and its subscribers, including some of our online travel agency competitors, all fares the supplier offers to the general public through any distribution channel. The effect of these arrangements may be to preclude us from successfully bargaining for superior airline inventory or other promotional advantages, and to reduce the relative attractiveness of Orbitz as a low cost distribution channel for these airlines. If Expedia, Travelocity or other travel industry participants introduce changes or developments we cannot meet in a timely or cost-effective manner, our business may be adversely affected. We cannot assure you that we will be able to effectively compete with Expedia, Travelocity or with other travel industry providers.

        In addition, consumers frequently use our website for route pricing and other travel information, and then may choose to purchase travel products from a source other than our website, including travel suppliers' own websites. Many travel suppliers, including our Founding Airlines and other airlines, lodging, car rental companies and cruise operators, also offer and distribute travel products, including products from other travel suppliers, directly to the consumer through their own websites. In many cases, these competitors offer advantages, such as bonus miles or lower transaction fees, that we do not or cannot provide to consumers. In addition, the airline industry has experienced a shift in market share from full-service carriers, such as our Founding Airlines, to low-cost carriers that focus primarily on discount fares to leisure destinations. Some low-cost carriers, such as Southwest and JetBlue, do not distribute their tickets through Orbitz or other third-party intermediaries.

        Our business plans call for the significant growth of our hotel business, and we may be unsuccessful in managing or expanding that business.

        We are dependent on our hotel business as a significant source of growth for our business. We have less experience than our competitors in the area of hotels, and we remain subject to numerous risks in the operation and growth of that business. Our hotel strategy is particularly dependent on our ability to obtain an adequate inventory of hotel rooms to offer under our OrbitzSaver model, which requires pre-payment by the consumer at the time of booking. To procure this prepaid inventory, we currently rely on a third-party relationship with Travelweb and on internal sales efforts under our Orbitz Merchant Hotel program.

        Our strategy calls for us to increase the number of hotel rooms we can offer under our Orbitz Merchant Hotel program based on merchant arrangements we make directly with individual hotel properties and independent chains. Under the Orbitz Merchant Hotel program, we receive inventory directly from a hotel at a negotiated rate, and we determine the retail price at which we choose to offer it to the consumer. We believe that acting as merchant under this model will allow us to achieve higher revenues per transaction. However, there are significant risks associated with our Orbitz Merchant Hotel program. Because we did not begin this program until March 2003, we have limited experience with its operation and we cannot assure you that we will be successful in signing up important hotel properties in a sufficient number of domestic or international geographical markets. In addition, we may be unable to achieve our financial objectives for the Orbitz Merchant Hotel program, especially if economic conditions improve or competition increases. Many hoteliers utilize merchant arrangements with us and our competitors as a channel to dispose of excess hotel room inventory at wholesale rates. If economic conditions create increased demand for hotel rooms, hotel managers may increase the negotiated rates at which they provide that inventory to us. Similarly, heightened competition from our competitors' own merchant rate programs may result in increases in negotiated rates for merchant rate inventory. Either of these events would be expected to exert downward pressure on the margins we can achieve from our merchant hotel business, and could have a material adverse effect on our hotel business.

        If we are unable to improve the competitiveness of our hotel inventory from Travelweb, or supplement it with Orbitz Merchant Hotel inventory, our business may suffer.

        Under our agreement with Travelweb, we receive prepaid inventory from Travelweb founders and other participating chains and properties for display on our website. Travelweb was formed by Pegasus Solutions and by several leading hotel chains, including Hilton, Hyatt, Intercontinental, Marriott and Starwood and acts as a reseller of hotel inventory provided by these and other participating chains. Under this relationship, Travelweb sets the consumer prices for this inventory and pays us a commission for each hotel room. Under an agreement scheduled to expire in July 2005 (earlier termination is permitted in the event of material non-compliance by either party), Travelweb has the exclusive right to provide us with lodging inventory for prepaid bookings at any of its participating chains and to set the room rates, and has an obligation to provide hotel room inventory at consumer rates that meet or beat at least 70% of the time those at which similar accommodations are concurrently offered on Hotels.com, Expedia and other competitors of ours. The agreement permits us to enter into direct relationships with hotels that are not affiliated with any of Travelweb's participating chains. We believe that Travelweb has not complied with these competitive rate obligations under the agreement, and as a result, we have notified Travelweb of their default. If this default is not cured, we believe we are entitled to exercise our termination right on this basis. In response, Travelweb commenced a legal action against us seeking to compel us to remain in the agreement and to cease our efforts to supplement the prepaid hotel inventory through direct relationships with Travelweb's participating chains. We believe that Travelweb has materially breached the competitive rate obligations of the agreement and that the actions Travelweb complains of were lawful efforts by us to mitigate economic losses resulting from Travelweb's default. If we are unable to exercise our termination right and we are not permitted to continue direct relationships with Travelweb's participating chains, it could have a material adverse effect on our Orbitz Merchant Hotel business. Please see "Item 1. Business—Orbitz.com—Reservations—Lodging" for a further description of the Travelweb agreement and "Item 3. Legal Proceedings." for a further discussion of the Travelweb dispute.

        A reduction in transaction fees or the elimination of commissions paid by travel suppliers could reduce our revenues. The minimum transaction fees many of our airline suppliers have agreed to pay to us decrease in amount each year over the term of our charter associate agreements.

        For the years ended December 31, 2003 and 2002, 19% and 26%, respectively, of our revenues came from the transaction fees paid directly by travel suppliers for airline bookings made by our customers through our online travel service. Where we have charter associate agreements with airline suppliers, these agreements obligate the airline to pay us transaction fees on published fares that are not less than certain agreed-upon floor rates for tickets sold on our website. These minimum transaction fees decrease in amount each year and are scheduled to decline approximately 27%, 28% and 30% on an annual basis each June 1, beginning in 2004, and become constant thereafter. It is unlikely that any of our charter associate airlines will choose to pay us transaction fees above the minimum levels specified in our contracts. Furthermore, our charter associate agreements have defined durations, and we cannot assure you that our transaction fees will not be reduced or eliminated in the future or will be competitive with market terms during the duration of the agreements.

  A portion of our revenues are dependent on consumer service fees.

        For the years ended December 31, 2003 and 2002, approximately 21% and 20%, respectively, of our revenues were derived from consumer service fees. We charge our customers a $6 consumer service fee each time they purchase an airline ticket on our website, and beginning in late August 2003, we have increased this fee to $10 for all international markets other than Canada, Mexico and the Caribbean. Although traditional travel agencies and many other online travel companies (including our principal competitors) charge consumer service fees, some other travel websites, including the websites of our travel suppliers, do not charge a service fee and many of our suppliers' sites offer benefits, such as frequent flier miles, that we cannot provide. If we were required by competitive forces to reduce or eliminate our service fee, our revenues could decline as a result.

        If we fail to attract and retain customers in a cost-effective manner, our ability to grow and become profitable may be impaired.

        Our business strategy depends on increasing our overall number of customer transactions in a cost-effective manner. In order to increase our number of transactions, we must attract new visitors to our website, convert these visitors into paying customers and capture repeat business from existing customers. Similarly, our corporate travel offering is dependent on enlisting new corporate customers and attracting their travel booking activity online to Orbitz. For the years ended December 31, 2003 and 2002, we incurred sales and marketing expenses of $110.6 million and $72.9 million, respectively. Although we have spent significant financial resources on sales and marketing and plan to continue to do so, there are no assurances that these efforts will be cost effective at attracting new customers or increasing transaction volume. In particular, we believe that rates for desirable advertising and marketing placements are likely to increase in the foreseeable future, and we may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments. Additionally, we have limited experience in marketing to corporate users. If we do not achieve our marketing objectives, our ability to grow and become profitable may be impaired.

        Interruptions in service from third parties or transitions to new service providers could impair the quality of our service.

        We rely on third-party computer systems and other service providers, including the computerized central reservation systems of the airline, lodging and car rental industries, to make airline ticket, lodging and car rental reservations and credit card verifications and confirmations. Currently, approximately 60% of our airline ticket transactions are processed through Worldspan's systems, and approximately 70% of our hotel room transactions are processed through Pegasus. Other third parties provide, for instance, our data center, telecommunications access lines and significant computer systems and software licensing, support and maintenance services. In the past, third parties, including Worldspan and Pegasus, have suffered system outages that have adversely affected our ability to offer our travel services or to process booking transactions. Any future interruption in these, or other, third-party services or a deterioration in their performance could impair the quality of our service. We cannot be certain of the financial viability of all of the third parties on which we rely. We work with many vendors in the telecommunications industry, including MCI, Ameritech, AT&T, Sprint and Cable & Wireless. That industry is continuing to experience a severe economic downturn. If our arrangements with any of these third parties is terminated or if they were to cease operations, we might not be able to find an alternate provider on a timely basis or on reasonable terms, which could hurt our business.

        We rely on relationships with licensors for key components of our software. We also hire contractors to assist in the development and maintenance of our systems. Continued access to these licensors and contractors on favorable contract terms or access to alternative software licenses and information technology contractors is important to our operations. Adverse changes in any of these relationships could have a material adverse effect on our business, financial condition or results of operations.

        For all our service providers, we attempt to negotiate favorable pricing, service, confidentiality and intellectual property ownership or licensing terms in our contracts with them. These contracts usually have multi-year terms. However, there is no guarantee that these contracts will not terminate and that we will be able to negotiate successor agreements or agreements with alternate service providers on competitive terms. Further, the existing agreements may bind us for a period of time to terms and technology that become obsolete as our industry and our competitors advance their own operations and contracts.

        Our success depends on maintaining the integrity of our systems and infrastructure.

        In order to be successful, we must provide reliable, real-time access to our systems for our customers and suppliers. As our operations grow in both size and scope, we will need to improve and upgrade our systems and infrastructure to offer an increasing number of customers and travel suppliers enhanced products, services, features and functionality. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources before the volume of business increases, with no assurance that the volume of business will increase. Consumers and suppliers will not tolerate a service hampered by slow delivery times, unreliable service levels or insufficient capacity, any of which could have a material adverse effect on our business, financial condition or results of operations.

        Our computer systems may suffer failures, capacity constraints and business interruptions that could increase our operating costs and cause us to lose customers.

        Our operations face the risk of systems failures. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, computer hacking break-ins, earthquake, terrorism and similar events. The occurrence of a natural disaster or unanticipated problems at our facilities in Chicago or locations of key vendors such as Hitachi Data Systems, ITA, MCI, AT&T, Oracle, Sun, Compaq, Worldspan or Pegasus could cause interruptions or delays in our business, loss of data or render us unable to process reservations. We are particularly dependent on Oracle, Sun and Hitachi Data Systems as providers of computer infrastructure critical to our business. Hardware failure or software error that affects their systems could result in corruption or loss of data and could cause an interruption in the availability of our services. In addition, the failure of our computer and communications systems to provide the data communications capacity required by us, as a result of human error, natural disaster or other occurrence of any or all of these events could adversely affect our reputation, brand and business. In the past, third-party failures and human error have resulted in system interruptions, including a significant outage in July 2003, and we cannot assure you that similar system interruptions will not occur in the future.

        In these circumstances, our redundant systems or disaster recovery plans may not be adequate. Similarly, although many of our contracts with our service providers require them to have disaster recovery plans, we cannot be certain that these will be adequate or implemented properly. In addition, our business interruption insurance may not adequately compensate us for losses that may occur.

        Rapid technological changes may render our technology obsolete or decrease the attractiveness of our products to consumers.

        To remain competitive in the online travel industry, we must continue to enhance and improve the functionality and features of our website. The Internet and the online commerce industry are rapidly changing. In particular, the online travel industry is characterized by increasingly complex systems and infrastructures and new business models. If competitors introduce new products embodying new technologies, or if new industry standards and practices emerge, our existing website, technology and systems may become obsolete. Our future success will depend on our ability to do the following:

  •
  enhance our existing products;

  •
  develop and license new products and technologies that address the increasingly sophisticated and varied needs of our prospective customers and suppliers; and

  •
  respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

        Developing our website and other technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our website, transaction processing systems and network infrastructure to consumer requirements or emerging industry standards. For example, our website functionality that allows searches and displays of ticket pricing and travel itineraries is a critical part of our service, and it may become out-of-date or insufficient from our customers' perspective and in relation to the search and display functionality of our competitors' websites. If we face material delays in introducing new services, products and enhancements, our customers and suppliers may forego the use of our products and use those of our competitors.

        We may not protect our technology effectively, which would allow competitors to duplicate our products. This could make it more difficult for us to compete with them.

        Our success and ability to compete in the online travel industry depend, in part, upon our technology. We rely primarily on patent, copyright, trade secret and trademark laws and provisions in our contracts to protect our technology. We attempt to negotiate beneficial intellectual property ownership provisions in our contracts. However, laws and our actual contractual terms may not be sufficient to protect our technology from use or theft by third parties. For instance, a third party might try to reverse engineer or otherwise obtain and use our technology without our permission and without our knowledge, allowing competitors to duplicate our products. We may have legal or contractual rights that we could assert against such illegal use, but lawsuits claiming infringement or misappropriation are complex and expensive, and the outcome would not be certain. In addition, the laws of some countries in which we may wish to sell our products may not protect software and intellectual property rights to the same extent as the laws of the United States.

        Defending against intellectual property claims could be expensive and disruptive to our business.

        We cannot assure you that others will not obtain and assert patents or other intellectual property rights against us affecting essential elements of our business. From time to time, in the ordinary course of our business, we have been subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims against us, particularly as we expand the complexity and scope of our business. For example, NCR Corporation recently filed a complaint alleging that we have infringed 13 business method patents allegedly owned by NCR Corporation. We diligently defend our intellectual property rights, but intellectual property litigation is expensive and time consuming, and successful infringement claims against us could result in significant monetary liability or prevent us from operating our business, or portions of our business. In addition, resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties or possibly to cease using those rights altogether. Any of these events could have a material adverse effect on our business, results of operations or financial condition. Please see "Item 1. Business—Intellectual Property" and "Item 3. Legal Proceedings."

        If we do not continue to attract and retain qualified personnel, we may not be able to expand our business.

        Our business and financial results depend on the continued service of our key personnel. The loss of the services of our executive officers or other key personnel could harm our business and financial results. Our success also depends on our ability to hire, train, retain and manage highly skilled employees. We cannot assure you that we will be able to attract and retain a significant number of qualified employees or that we will successfully train and manage the employees we hire.

        We may acquire other businesses, products or technologies; if we do, we may be unable to integrate them with our business, or we may impair our financial performance.

        If appropriate opportunities present themselves, we may acquire businesses, products or technologies that we believe are strategic. We do not currently have any understandings, commitments or agreements with respect to any acquisition. We may not be able to identify, negotiate or finance any future acquisition successfully. Even if we do succeed in acquiring a business, product or technology, we have no experience in integrating an acquisition into our business; the process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. Such acquisitions may involve numerous other risks, including: failure to realize expected synergies or cost savings; unidentified issues not discovered in our due diligence process, including product and service quality issues and legal contingencies; potential loss of our key employees or key employees of the acquired company; difficulty in maintaining controls, procedures and policies during the transition and integration process and difficulty in maintaining our relationships with existing travel suppliers or customers. If we make future acquisitions, we may issue shares of stock that dilute the interests of our other shareholders and dilute our earnings per share, expend cash, incur debt, assume contingent liabilities or create additional expenses related to amortizing other intangible assets with estimable useful lives, any of which might harm our business, financial condition or results of operations.

        Declines or disruptions in the travel industry, such as those caused by general economic downturns, terrorism, health concerns or strikes or bankruptcies within the travel industry could reduce our revenues.

        Our business is affected by the health of the travel industry. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Since 2001, the travel industry has experienced a protracted downturn, and there is a risk that a future downturn, or the continued weak demand for travel, could adversely affect the growth of our business. Additionally, travel is sensitive to safety concerns, and thus may decline after incidents of terrorism, during periods of geopolitical conflict in which travelers become concerned about safety issues, or when travel might involve health-related risks. For example, the terrorist attacks of September 11, 2001, which included attacks on the World Trade Center and the Pentagon using hijacked commercial aircraft resulted in a decline in travel bookings, including those through our website. Following the September 11, 2001 attacks, our weekly transactions decreased approximately

50% and returned to pre-attack levels in late October 2001. Similarly, our weekly transactions decreased approximately 20% when the war with Iraq began in mid-March and returned to pre-war levels in mid-April 2003. The long-term effects of events such as these could include, among other things, a protracted decrease in demand for air travel due to fears regarding terrorism, war or disease. These effects, depending on their scope and duration, which we cannot predict at this time, could significantly impact our long-term results of operations or financial condition. Other adverse trends or events that tend to reduce travel and may reduce our revenues include:

  •
  higher fares and rates in the airline industry or other travel-related industries;

  •
  labor actions involving airline or other travel suppliers;

  •
  political instability and hostilities;

  •
  fuel price escalation;

  •
  travel-related accidents;

  •
  bankruptcies of travel suppliers and vendors; and

  •
  bad weather.

        Evolving government regulation could impose taxes or other burdens on our business, which could increase our costs or decrease demand for our products.

        We must comply with laws and regulations applicable to online commerce and the sale of air transportation. Increased regulation of the Internet or air transportation or different applications of existing laws might slow the growth in the use of the Internet and commercial online services, or could encumber the sale of air transportation, which could decrease demand for our products, increase the cost of doing business or otherwise reduce our sales and revenues. The statutes and case law governing online commerce are still evolving, and new laws, regulations or judicial decisions may impose on us additional risks and costs of operations.

        Federal legislation imposing limitations on the ability of states to tax Internet-based sales was enacted in 1998. The Internet Tax Freedom Act, which was extended by the Internet Non-Discrimination Act, exempted specific types of sales transactions conducted over the Internet from multiple or discriminatory state and local taxation through November 1, 2003. If this legislation is not renewed, state and local governments could impose additional taxes on Internet-based sales, and these taxes could decrease the demand for our products or increase our costs of operations.

        We are currently reviewing the tax laws in various states and jurisdictions relating to state and local hotel occupancy taxes. Several jurisdictions have indicated that they may take the position that hotel occupancy tax is applicable to the gross profit on merchant hotel transactions. Historically, we have not paid such taxes. Some state and local jurisdictions could rule that we are subject to hotel occupancy taxes on the gross profit and could seek to collect such taxes, either retroactively or prospectively or both. If hotel occupancy tax is applied to the gross profit on merchant hotel transactions, it could increase our costs or decrease demand for our products.

        In addition, new regulations, domestic or international, regarding the privacy of our users' personally identifiable information may impose on us additional costs and operational constraints.

  Because our market is seasonal, our quarterly results will fluctuate.

        Our business experiences seasonal fluctuations, reflecting seasonal trends for the products offered by our website, as well as Internet services generally. For example, traditional leisure travel bookings are higher in the first two calendar quarters of the year in anticipation of spring and summer vacations and holiday periods, but online travel reservations may decline with reduced Internet usage during the summer months. In the last two quarters of the calendar year, demand for travel products generally declines and the number of bookings flattens or decreases. These factors could cause our revenues to fluctuate from quarter to quarter. Our results may also be affected by seasonal fluctuations in the inventory made available to us by travel suppliers.

        The success of our business depends on continued growth of online travel commerce.

        Our sales and revenues will not grow as we plan if consumers and businesses do not purchase significantly more travel products online than they currently do and if the use of the Internet as a medium of commerce for travel products does not continue to grow or grows more slowly than expected. Consumers and businesses have traditionally relied on travel agents and travel suppliers and are accustomed to a high degree of human interaction in purchasing travel products. The success of our business is dependent on the number of consumers and businesses who use the Internet to purchase travel products increasing significantly.

        Our business is exposed to risks associated with online commerce security and credit card fraud.

        Consumer concerns over the security of transactions conducted on the Internet or the privacy of users may inhibit the growth of the Internet and online commerce. To transmit confidential information such as customer credit card numbers securely, we rely on encryption and authentication technology. Unanticipated events or developments could result in a compromise or breach of the systems we use to protect customer transaction data. Furthermore, our servers and those of our service providers may be vulnerable to viruses or other harmful code or activity transmitted over the Internet. While we proactively check for intrusions into our infrastructure, a virus or other harmful activity could cause a service disruption.

        In addition, we bear financial risk from products or services purchased with fraudulent credit card data. Although we have implemented anti-fraud measures, a failure to control fraudulent credit card transactions adequately could adversely affect our business. Because of our limited operating history, we cannot assure you that our anti-fraud measures are sufficient to prevent material financial loss.

        The market price of our Class A common stock may be highly volatile or may decline regardless of our operating performance.

        The market prices of the securities of Internet-related and online commerce companies have been extremely volatile and have declined overall significantly since early 2000. Broad market and industry factors may adversely affect the market price of our Class A common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the stock price may include, among other things:

  •
  actual or anticipated variations in quarterly operating results;

  •
  changes in financial estimates by us or by any securities analysts who cover our stock;

  •
  conditions or trends in our industry;

  •
  changes in the market valuations of other travel service providers;

  •
  announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

  •
  announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

  •
  capital commitments;

  •
  additions or departures of key personnel; and

  •
  sales of our common stock, including sales of our common stock by our directors and officers or our Founding Airlines.

  Future sales of our Class A common stock may cause our stock price to decline.

        If our shareholders sell substantial amounts of our Class A common stock in the public market, the market price of our Class A common stock could decline. These sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate. As of December 31, 2003, we had 40,083,021 shares of common stock outstanding, including Class A common stock and Class B common stock, which is convertible at any time into Class A common stock. Of these outstanding shares, 12,180,000 shares of our Class A common stock are freely tradable in the public market. The remaining 27,903,021 shares of common stock are restricted securities as defined in Rule 144 under the Securities Act.

        We and our directors and officers and substantially all of our shareholders, including all of our Founding Airlines or their affiliates, and our option holders have agreed that, subject to limited exceptions, for a period of 180 days from December 16, 2003, the date of our IPO prospectus, we and they will not, without the prior written consent of Goldman, Sachs & Co., dispose of or hedge any shares of our common stock or any securities convertible into or exchangeable for our common stock. However, Goldman, Sachs & Co. in its sole discretion may release any of the securities subject to these lock-up agreements at any time without notice.

        Subject to the 180-day lock-up agreement, these 27,903,021 restricted securities may be sold into the public market in the future without registration under the Securities Act to the extent permitted under Rule 144. 27,480,635 shares will be available for sale 180 days after December 16, 2003, the date of our IPO prospectus pursuant to Rule 144; of these shares, approximately 0.2% would be available for sale under Rule 144(k), which imposes no volume or other limits. In addition, commencing 180 days after December 16, 2003, the date of our IPO prospectus, shareholders holding 27,269,809 outstanding shares of these restricted securities, consisting of the Class B common stock which is convertible into our Class A common stock at any time, will have registration rights which could allow those holders to sell their shares freely through a future registration statement filed under the Securities Act.

        In addition, 5,938,055 shares reserved for issuance pursuant to outstanding options and 2,624,410 shares available for grant under our existing stock plans as of December 31, 2003, if granted, will become eligible for sale in the public market once permitted by provisions of various vesting agreements, lock-up agreements and Rule 144, as applicable. In addition, 434,782 shares of redeemable Series A non-voting convertible preferred stock will be convertible into the same number of shares of Class A common stock five years after the date of their issuance.

        Under our tax agreement with the Founding Airlines, we could have exposure if a tax authority were to determine that tax benefits were unavailable to us in connection with the IPO Exchange and the Founding Airlines were unable to satisfy related repayment obligations.

        We expect the IPO Exchange to be treated as a taxable exchange of membership units in Orbitz, LLC for capital stock of Orbitz, Inc., resulting in our Founding Airlines or their affiliates recognizing taxable gain. We expect our tax basis in our tangible and intangible assets to be increased by an amount equal to the taxable gain recognized by our Founding Airlines or their affiliates. As a result, we expect the IPO Exchange to reduce the amounts we must pay in the future to various tax authorities by increasing our future tax deductions for depreciation and amortization. We have agreed in our tax agreement with our Founding Airlines or their affiliates to pay them 87% of the amount by which our tax payments to various tax authorities actually are reduced. Such payments to our Founding Airlines or their affiliates could exceed $250 million over 15 years or longer. If, as a result of an income tax audit or examination, a tax authority determines that any significant amount of these tax benefits should not have been available, we might be required to pay additional taxes, interest and/or penalties to one or more tax authorities, as well as any costs associated with such tax audit or examination, after having already paid the tax benefits to our Founding Airlines or their affiliates. If at that time any of our Founding Airlines were insolvent or bankrupt or otherwise unable to repay such tax benefits to us as provided in our tax agreement, this could have a material adverse effect on our financial condition.

        We do not expect to pay any dividends to the holders of our common stock for the foreseeable future.

        We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our Class A common stock.

        Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

        The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission rules implementing that Act have required changes in some of our corporate governance practices and may require further changes. These new rules and regulations will increase our legal and financial compliance costs, and make some activities more difficult, time-consuming or costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our board of directors and qualified members of our management team.

Item 2.    Properties.

        We lease our corporate headquarters in Chicago, Illinois, which consist of approximately 67,000 square feet.

Item 3.    Legal Proceedings.

        On October 16, 2002, Amadeus Global Travel Distribution, S.A. and Amadeus s.a.s., collectively "Amadeus," filed a complaint against us in the United States District Court for the District of Delaware. In the lawsuit, Amadeus alleged that our use of the ITA software in combination with GDS services from Worldspan (a competitor of Amadeus) constituted a breach of the terms of the agreement with ITA under which we license components of the search technology we employ. Amadeus also contended that we tortiously interfered with the contract between Amadeus s.a.s. and ITA, claiming that ITA was not contractually free to license its low fare searching software to us in light of our supposed "affiliation" with Worldspan, which was owned by three of our Founding Airlines prior to the sale of Worldspan's business on July 1, 2003. Amadeus sought an injunction prohibiting our use of the ITA search technology software in combination with other GDS firms, as well as unspecified compensatory damages and punitive damages of not less than $5 million. The court granted summary judgment in favor of Orbitz and ITA and against Amadeus on February 19, 2004.

        On June 4, 2003, a small number of travel agents who have opted out of an antitrust class action against several domestic airlines brought an action in the United States District Court for the Eastern District of Texas, naming us as well as several major airlines as defendants, and alleging that industry trends toward lower base travel agent commissions and the development of Orbitz constituted antitrust violations. This case has been consolidated for pretrial purposes in the Northern District of Ohio with a number of other cases in which we are not defendants. We believe that this lawsuit is without merit and we intend to defend it vigorously.

        On October 9, 2003, Travelweb filed a motion in the Circuit Court of Cook County, Illinois requesting a temporary restraining order ("TRO") and preliminary injunction to prevent us from continuing our Orbitz Merchant Hotel relationships with hotel chains that also participate in Travelweb and from entering into new such relationships. The judge declined to rule on the TRO and scheduled a hearing on Travelweb's preliminary injunction. The hearing on Travelweb's motion for preliminary injunction is anticipated to be completed in March, 2004. In its pleadings and during the hearing, Travelweb has alleged that it has complied with its requirements under its agreement with us, and that it is not in material breach of the agreement, and that we have no right to terminate the agreement or to unilaterally supplement Travelweb's prepaid hotel inventory with hotel properties affiliated with Travelweb. We believe that Travelweb has materially breached the competitive rate obligations of the agreement and that the actions Travelweb complains of were lawful efforts by us to mitigate economic losses resulting from Travelweb's default. We have filed counter-claims seeking both declaratory relief and monetary relief and are defending this action vigorously.

        On January 10, 2004, NCR Corporation ("NCR") filed a complaint in the United States District Court for the Western District of Pennsylvania, alleging that we have infringed 13 separate patents, including business method patents, allegedly owned by NCR. NCR served us with the complaint on or about February 19, 2004. While we believe that this lawsuit is without merit, we are exploring settlement possibilities with NCR. If we are not be able to resolve this matter by agreement with NCR, we will vigorously defend this action.

        In addition to the matters described above, we are party to various pending legal actions that we believe to be incidental to the operation of our business. We believe that the outcome of these pending, incidental legal proceedings will not have a material adverse effect on our financial position or results of operations.

        We cannot predict the outcome or ultimate impact of any legal or regulatory proceedings pending against us or affecting our business. Consequently, we cannot assure you that the legal or regulatory proceedings referred to in this report or any that may arise in the future will be resolved without a material adverse effect on our business, financial condition or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders.

        In December 2003, we completed an initial public offering of our Class A common stock. In connection with and to facilitate the initial public offering, we engaged in a series of restructuring transactions with the Founding Airlines or their affiliates. Certain of these restructuring transactions were submitted to, and approved by written consent of, our shareholders. On November 25, 2003, all of the holders of our Class B common stock approved an amendment to our Certificate of Incorporation to effect a 1-for-3 reverse stock split. On December 16, 2003, all of the holders of our Class B common stock acting together and as separate series, approved an interim amendment to our Certificate of Incorporation to facilitate the restructuring transactions, approved our Amended and Restated Certificate of Incorporation, which has been in effect since the consummation of our IPO, and approved our Amended and Restated Bylaws, which have been in effect since the consummation of our IPO.

PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

        The Class A Common Stock began trading on the Nasdaq National Market under the symbol "ORBZ" on December 17, 2003. As of February 29, 2004, our Class A Common Stock was held by approximately 56 shareholders of record and there were 12,820,719 shares of Class A Common Stock outstanding. Because many shares of our Class A Common Stock are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of beneficial shareholders represented by these record holders. As of February 20, 2004, our Class B Common Stock was held by five shareholders and there were 27,269,809 shares of Class B Common Stock outstanding. We have never declared or paid any cash dividend on our common stock and do not anticipate paying cash dividends in the foreseeable future. The following table sets forth the high and low sales prices for our Class A Common Stock as reported on the Nasdaq National Market for the period indicated:

	High	Low
Year ended December 31, 2003:
December 17, 2003 through December 31, 2003	$30.75	$22.55

Item 6.    Selected Financial Data.

        You should read the following selected financial data in conjunction with the consolidated and combined financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The consolidated and combined statements of operations data reflect the operations of Orbitz, Inc. and its wholly owned subsidiaries. We derived the consolidated and combined statements of operations data for the years ended December 31, 2003, 2002 and 2001, and the period from February 24, 2000 (date of inception) through December 31, 2000, and the consolidated and combined balance sheet data as of December 31, 2003, 2002, 2001 and 2000 set forth below, from our audited consolidated and combined financial statements, some of which are included herein.

	Year Ended December 31,			February 24, 2000 (date of inception) through December 31, 2000
	2003	2002	2001
	(in thousands, except per share data)
Consolidated and Combined Statements of Operations Data:
Revenues, net: (1)
Air revenues, net	$158,871	$133,870	$37,752	$—
Other travel revenues	51,157	23,249	2,557	—
Other revenues	31,812	18,391	3,094	—

Total revenues, net	241,840	175,510	43,403
Cost of revenues	70,130	74,435	50,077

Gross profit (loss)	171,710	101,075	(6,674)	—

Operating expenses:
Sales and marketing	110,610	72,851	51,517	7,204
Technology and development	26,779	26,530	31,747	12,436
General and administrative	23,444	19,674	14,588	22,784
Stock-based compensation* (2)	27,785	878	976	429

Total operating expenses	188,618	119,933	98,828	42,853

Operating loss	(16,908)	(18,858)	(105,502)	(42,853)
Interest income	879	983	2,265	1,886

Loss before provision for income taxes (3)	(16,029)	(17,875)	(103,237)	(40,967)
Provision for income taxes	—	—	—	—

Net loss	(16,029)	(17,875)	(103,237)	(40,967)
Dividends and accretion on preferred stock	(565)	(565)	(565)	(565)

Pro forma net loss attributable to common shareholders (4)	$(16,594)	$(18,440)	$(103,802)	$(41,532)

Pro forma loss per share—basic and diluted (4)	$(0.46)	$(0.53)	$(3.72)	$(3.56)

Pro forma weighted average shares outstanding (4)	35,919	35,109	27,877	11,660

*Stock-based compensation:
Cost of revenues	$5,506	$—	$—	$—
Sales and marketing	6,189	—	—	—
Technology and development	10,334	7	93	—
General and administrative	5,756	871	883	429

Total stock-based compensation	$27,785	$878	$976	$429

Other Financial Data:
Cash flows provided by (used in):
Operating activities	$35,135	$3,463	$(83,515)	$(31,243)
Investing activities	(13,853)	(5,212)	(20,644)	(21,909)
Financing activities	96,629	10,316	110,016	94,756

Net change in cash	$117,911	$8,567	$5,857	$41,604

EBITDA (5)	$(3,980)	$(6,282)	$(97,453)	$(42,721)
Gross bookings (6)	$3,442,661	$2,566,612	$818,493	$—
Consolidated and Combined Balance Sheet Data, at End of Period:
Cash and cash equivalents	$173,939	$56,028	$47,461	$41,604
Working capital (current assets less current liabilities)	150,127	32,009	32,144	34,944
Total assets	220,945	95,613	89,325	64,640
Total long-term liabilities and redeemable Series A non-voting convertible preferred stock	18,247	2,253	960	320
Total equity	150,646	53,903	61,013	53,898

(1)
Revenues represent activities of Orbitz subsequent to the limited launch of our website in February 2001. Revenues include significant transactions with our Founding Airlines and certain of their affiliates. See further information about related party transactions at Note 9 to the consolidated and combined financial statements appearing elsewhere in this report.

(2)
For the year ended December 31, 2003, stock-based compensation includes $26.5 million of expense related to a modification of our stock awards in connection with the April 2002 restructuring transaction (see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview—Restructuring").

(3)
No provision for income taxes is reflected prior to the IPO Exchange as Orbitz, LLC was treated as a partnership for tax purposes. All operating losses of the partnership were allocated to our Founding Airlines. Subsequent to the IPO Exchange, the income and losses of Orbitz, LLC were allocated, directly and indirectly, to Orbitz, Inc. and O Holdings, Inc. and profits and losses are taxed at the corporate level.

(4)
Before the December 2003 IPO, ownership of the enterprise was reflected primarily through membership in Orbitz, LLC, with only a small number of outstanding shares in Orbitz, Inc. The financial statements of Orbitz, Inc. and Orbitz, LLC were presented on a combined basis and accordingly, there is no single capital structure upon which to calculate historical earnings per share information. In addition, management has determined that presentation of earnings per share for 2003 and prior periods is not meaningful to investors. On Dec. 19, 2003, the members of Orbitz, LLC exchanged their membership units for shares of common stock and preferred stock of Orbitz, Inc. Pro forma earnings (loss) per share is calculated based on the weighted average number of shares outstanding assuming that all units held by members in Orbitz, LLC had been converted to shares in Orbitz, Inc. as of the beginning of each period presented, after giving effect to the 1-for-3 reverse stock split that occurred on Nov. 25, 2003 and the automatic conversion of Class C common stock to Class A common stock that occurred immediately prior to the IPO. Net income to common shareholders reflects charges for dividends and accretion on the preferred stock as if it had been outstanding at the beginning of each period presented. In periods where a loss is shown, basic and diluted loss per share are the same, because the effect of including potentially dilutive securities would have been anti-dilutive.

(5)
While we believe that earnings before interest, income taxes, depreciation and amortization (EBITDA) is an important financial measure, it is not intended to represent cash flow for the period, is not presented as an alternative to operating income as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles, or GAAP. We believe that EBITDA is a useful supplement to net income (loss) and other operating statement data to help investors understand our ability to generate cash flows from operations that are available for taxes, debt service and capital expenditures. A reconciliation of net income (loss), the most directly comparable GAAP measure, to EBITDA for each of the fiscal periods indicated is as follows:

				February 24, 2000 (date of inception) through December 31, 2000
	Year Ended December 31,
	2003	2002	2001
	(in thousands)
Net loss	$(16,029)	$(17,875)	$(103,237)	$(40,967)
Interest income	(879)	(983)	(2,265)	(1,886)
Income tax expense	—	—	—	—
Depreciation and amortization expense	12,928	12,576	8,049	132

EBITDA	$(3,980)	$(6,282)	$(97,453)	$(42,721)

(6)
"Gross bookings" is an operating statistic that represents the total value of travel booked through our website, including taxes and fees, but net of reported cancellations. We believe that gross bookings is a useful measure for investors to analyze the growth of travel bookings on our website.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following is a discussion of the consolidated and combined operations of Orbitz, Inc. and Subsidiaries and should be read in conjunction with the "Selected Financial Data" and our consolidated and combined financial statements and the related notes contained elsewhere in this filing. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

  Description of Business

        We are a leading online travel company headquartered in Chicago, Illinois that enables our customers to search for and purchase a broad array of travel products, including airline tickets, lodging, car rentals, cruises and vacation packages. At present, we derive substantially all of our revenues from the following sources:

  •
  Supplier transaction fees: We receive transaction fees based upon contractual arrangements with our charter associates and other suppliers. We also receive commissions from our non-charter suppliers who currently pay commissions to online travel agents.

  •
  Consumer service fees: Consumers pay a service fee per ticket on air transactions and other additional fees in certain cases.

  •
  Reservation system booking incentives: We receive booking incentives under our contracts with Worldspan for air and car rental ticket reservations, and with Pegasus Solutions for lodging reservations made on their systems. We are contractually obligated to share with some of our air and car suppliers a percentage of the booking incentives we receive that pertain to travel products booked with that charter associate.

  •
  Supplier Link: In August 2002, we launched our Supplier Link program through which we establish direct links with an airline's internal reservation system, allowing us to book airline tickets without using a GDS. We receive a Supplier Link transaction fee from the airlines that utilize this service for each ticket booked through our Supplier Link services, net of refunded or exchanged tickets. Total fees received from a Supplier Link transaction are lower than total inducements received from a GDS transaction, resulting in lower revenues per transaction. However, we must pay part of the inducement received from a GDS transaction to the charter associates, and as a result, the gross profit from a Supplier Link transaction is higher than that from a GDS transaction.

  •
  Orbitz Merchant Hotel: We introduced the Orbitz Merchant Hotel program in March 2003. Through this program, we receive revenues from hotel transactions where we serve as merchant of record and determine the price of the room.

  •
  Other revenues: Other revenues are derived primarily from advertising, Booking Engine Services, sponsoring links on our website and commissions from sales of travel-related products on our site.

  Formation

        On February 24, 2000, Orbitz, LLC was formed as a Delaware limited liability company under the name of "DUNC, LLC." Its initial members consisted of Continental Airlines, Delta Air Lines, Northwest Airlines and United Air Lines. On May 9, 2000, American Airlines acquired membership interests in DUNC, LLC. Orbitz, Inc. was originally formed under the name of "DUNC, Inc." and was incorporated in the State of Delaware on May 4, 2000. Pursuant to a series of subscription letters dated May 9, 2000, its initial shareholders consisted of American Airlines, Continental Airlines, Delta Air

Lines, Northwest Airlines and United Air Lines (together, the "Founding Airlines"). Additionally on May 9, 2000, DUNC, Inc. purchased an investment in DUNC, LLC and joined the other four airlines as a member of DUNC, LLC. In July 2000, DUNC, LLC and DUNC, Inc. changed their names to "Orbitz, LLC" and "Orbitz, Inc.," respectively.

        From February 24, 2000 through February 19, 2001, we were developing our business, which included technology development and the establishment of our operations. During this period, we did not generate any revenue. On February 20, 2001, we had a limited launch of our website, which generated small amounts of revenue. On June 4, 2001, we launched Orbitz.com to the general public and began generating meaningful revenue.

  Restructuring

        On April 10, 2002, we entered into a restructuring transaction to, among other things: (1) restructure the capitalization of Orbitz, Inc. and Orbitz, LLC to facilitate ownership by our Founding Airlines or their affiliates and future investors in Orbitz, Inc., (2) designate Orbitz, Inc. as the sole manager of Orbitz, LLC and (3) adopt our 2002 Stock Plan. To accomplish this restructuring, a new wholly owned entity, CANDU, Inc., was formed by our Founding Airlines or their affiliates and issued to such Founding Airlines or their affiliates an aggregate of 6,829 shares of its Class B common stock. CANDU, Inc. was then merged with and into Orbitz, Inc. As a result of this restructuring transaction: (1) Orbitz, Inc. adopted the form of certificate of incorporation of CANDU, Inc. as its certificate of incorporation and (2) the capitalization of Orbitz, Inc. was restructured to give effect to the current capitalization of CANDU, Inc. by converting all outstanding shares of Class B common stock of CANDU, Inc. into shares of Class B common stock of Orbitz, Inc., converting all outstanding shares of common stock of Orbitz, Inc. into Class C common stock of Orbitz, Inc. and canceling all outstanding shares of Series A preferred stock of Orbitz, Inc. Also in connection with the restructuring, Orbitz, Inc. amended and restated its bylaws and adopted the CANDU, Inc. 2002 Stock Plan as its 2002 Stock Plan, and the limited liability company agreement of Orbitz, LLC was amended to designate Orbitz, Inc. as the sole manager. Pursuant to the certificate of incorporation of Orbitz, Inc., as amended, each share of Class C common stock converted into one share of Class A common stock, $0.001 par value, of Orbitz, Inc. upon the consummation of the IPO Exchange discussed below.

        A new measurement date for stock awards occurred as a result of the restructuring transaction. Total compensation expense related to this new measurement date is $33.5 million. Compensation expense of $26.5 million was recognized on vested stock awards in 2003 following the consummation of the IPO Exchange and the remaining $7.0 million will be recognized on unvested stock awards on a go-forward basis from that date over their remaining vesting periods.

        We expect to recognize the remaining expense as follows (in thousands):

Year ended 2004	$5,638
Year ended 2005	1,340
Year ended 2006	50

        These amounts have been and may continue to be reduced due to forfeitures of stock awards prior to vesting.

  IPO Exchange

        In connection with the restructuring done to facilitate our IPO, on December 18, 2003 we formed a wholly owned subsidiary, O Holdings Inc., a Delaware corporation, and contributed 3,700,000 Class C Units in Orbitz, LLC to O Holdings Inc. In addition, on December 19, 2003, immediately prior to the closing of our IPO pursuant to an agreement among us and each of the holders of Class B common stock, our Founding Airlines or their affiliates contributed all their membership interests in

Orbitz, LLC to us in exchange for an aggregate of 8,180,000 shares of Class A common stock, an aggregate of 27,262,980 shares of Class B common stock and an aggregate of 434,782 shares of redeemable Series A non-voting convertible preferred stock. As a result of the foregoing transactions, Orbitz, LLC is 99% owned by us and 1% owned by our wholly owned subsidiary, O Holdings Inc. We act as the sole manager of Orbitz, LLC. This transaction is referred to as the "IPO Exchange." Additionally, concurrent with the IPO Exchange, all shares of Class C common stock were converted to shares of Class A common stock.

  Initial Public Offering

        On December 19, 2003, we consummated an IPO of our Class A common stock. We sold 4,000,000 shares of Class A common stock at an offering price of $26.00 per share and received net proceeds of $94.6 million. The Founding Airlines sold an aggregate of 8,180,000 shares in the IPO; however, we did not receive any proceeds from the sale of these shares.

  Charter Associate Agreements

        We have signed charter associate agreements with numerous suppliers, including our Founding Airlines, that provide us with minimum guaranteed transaction fees on published fares that decline periodically during the term of the charter associate agreement. Our charter associate agreements with our Founding Airlines are terminable by each of them upon 30 days notice to us, subject to the restriction set forth in the stockholders agreement that such agreements or similar commercial agreements not be terminated for a period of two years from the date of our IPO, and the terms of our agreements with other suppliers generally expire within one to two years. Additionally, as part of the agreements, we share with air and car rental suppliers a portion of the booking incentives we receive from the reservation system providers. Air charter transaction fee rates declined 15% and 16%, respectively, in June 2002 and June 2003 and will decline approximately 27%, 28% and 30%, respectively, on an annual basis each June 1 of the next three years and remain constant thereafter until December 2013. Actual transaction fees associated with a particular transaction depend on the relevant charter associate agreement in effect at the time of the reservation.

        Without an increase in the volume of transactions, the declining charter associate transaction fees will result in decreased revenue for us. Supplier transaction fees from charter associates represented 19% of net revenues for the year ended December 31, 2003 and 23% of net revenue for the year ended December 31, 2002.

Critical Accounting Policies and Estimates

        In presenting our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America, we are required to make judgments, estimates and assumptions that affect the amounts reported therein. Certain of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. While we believe the estimates and assumptions used were appropriate, actual results could differ significantly from those estimates under different assumptions and conditions. Note 2 to the consolidated and combined financial statements describes the significant accounting policies and methods used in the preparation of the consolidated and combined financial statements. We consider the accounting policies described below to be our critical accounting policies, which require particularly subjective and complex judgments that could have a material effect on our reported financial condition or results of operations.

  Revenue Recognition

        As more fully discussed below, we recognize revenues when all of the following have occurred:

  •
  persuasive evidence of an agreement with the customer exists;

  •
  services have been performed;

  •
  the fees for services performed are fixed or determinable; and

  •
  collectibility of the fees is reasonably assured.

        Generally, these criteria are considered to have been met as follows:

  •
  for air revenues, when reservations are made and secured by a credit card;

  •
  for other travel revenues, upon receipt of notification of entitlement or payment of commissions by a third party, and upon completion of stay for Orbitz Merchant Hotel bookings; and

  •
  for other revenues, after receipt of a signed contract, as services are provided.

        Air revenues are derived from supplier transaction fees, consumer service fees, reservation system booking incentives, and Supplier Link transaction fees.

        We recognize air supplier transaction fees and Supplier Link transaction fees at the time of the booking of the reservation, net of estimated future refunds and cancellations. Consumer service fees are recognized when the customer books a reservation. We receive booking incentives under access agreements with reservation system providers for travel bookings made through the providers' systems. The level of incentives earned is based on contractual agreements and depends on the annual volume of bookings achieved by us. These incentives are collected monthly, based on estimated annual volumes, but are recognized as revenue at the time of booking based on the applicable contractual rate and volume achieved to date.

        Other travel revenues are derived from supplier transaction fees and reservation system booking incentives relating to lodging, car rental, cruise, and vacation reservation services, as well as revenues from Orbitz Merchant Hotel bookings. We recognize supplier transaction fees on non-air bookings when travel is completed, either on receipt of commissions or on notification of entitlement by a third party. We recognize reservation system booking incentives for non-air bookings at the time of the booking of the reservation. Revenues for merchant hotel transactions are recorded when the guest completes the stay at the net amount of the rate we charged to the guest less the amount we paid to the hotel.

        Other revenues are primarily comprised of revenue from advertising, sponsoring links on our website, commissions from sales of various third-party travel-related products on the website and Booking Engine Services. Advertising revenues are derived primarily from the delivery of advertisements on our website. Advertising revenues are recognized either on display of each individual advertisement or ratably over the advertising period, depending on the terms of the advertising contract. Revenues from sponsoring links are recognized upon notification of entitlement from the alliance partner. Upfront payments from travel-related product vendors are deferred and recognized over the terms of the respective agreements. Revenues from Booking Engine Services are recognized monthly, as services are provided.

        Certain of our contracts contain multiple deliverables, where we sell a vendor's travel products for a commission and we provide advertising services. The services provided under these arrangements are generally sold separately and we have objective and reliable evidence of fair value of each deliverable. Accordingly, we record commission revenue upon receipt of payment or notification of entitlement and advertising revenue when the advertisements are delivered.

  Reserve for Credit Card Fraud

        We are liable to airline suppliers for the face value of airline tickets, net of transaction fees, as well as to credit card companies for the value of Orbitz Merchant Hotel bookings purchased with fraudulent credit cards on our website. We record a reserve based on management's estimates of fraudulent transactions booked through our website. This estimate is based on historical fraud rates and the estimated lag in notification of fraudulent transactions. Given our relatively short operating history, we have had limited historical information from which to analyze trends and predict future expenses. As a result, management continuously assesses the assumptions used to calculate its key estimates and revises those assumptions and estimates as necessary to reflect new events, trends or changing conditions and as additional experience and information is acquired.

        Based on recent results achieved by our enhanced fraud prevention processes, as well as additional information regarding the final settlement of fraud charge backs and the timing of receipt of charge backs from our airline suppliers, we determined that it was appropriate to reduce the reserve in 2003. Accordingly, we recorded a net reduction to our reserve of $1.3 million in 2003. This reserve could change again in the near future, depending on facts and circumstances, such as the receipt of more and better information or a change in the rate at which fraudulent activity occurs, and such change could be material.

  Reserve for Debit Memos

        We are liable to airline suppliers for errors made in the ticketing process that result in tickets being issued at the wrong price or under the wrong rules. Airline suppliers charge us debit memos for such errors, which we record as a reduction of air revenues. We record a reserve for debit memos based on our historical rate of occurrence and the average notification lag. We have had limited operating experience from which to calculate debit memo rates and lag time, and as we gain more historical data, we continue to evaluate our assumptions. During late 2002 and 2003, we implemented enhanced processes to evaluate and negotiate debit memos, which resulted in the Company settling claims for lower amounts than we originally estimated. As a result, we reduced our reserve for debit memos by $1.0 million in the fourth quarter of 2003. This reserve could change in the near future, depending on facts and circumstances, such as the receipt of more and better information or a change in debit memo trending, and such change could be material.

  Accounting for Internal Use Software

        We develop various software applications for internal use. We account for those costs in accordance with the provisions of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and Emerging Issues Task Force Issue No. 00-2, Accounting for Website Development Costs. These pronouncements require computer software costs associated with internal use software and website development to be expensed as incurred until certain capitalization criteria are met. These pronouncements also define which types of costs should be capitalized and which should be expensed. These capitalized costs are then depreciated over their estimated useful lives, which range from two to three years. Capitalization begins when the preliminary project stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Depreciation begins when the software is placed in service. Software development costs that are capitalized are evaluated for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        The determination of which types of costs are capitalizable is subject to management judgment and can produce variability in the types and amounts of costs capitalized. It may be necessary for us to write-off amounts associated with the development of internal use software if the project cannot be completed as intended. Our expansion into new technology-based service offerings requires the development of internal use software that will be susceptible to rapid and significant changes in technology. We may be required to write-off unamortized costs if an internal use software program is replaced with an alternative tool prior to the end of the software's estimated useful life. General uncertainties related to expansion into the online travel industry, including the timing of introduction and market acceptance of our services, may adversely impact our estimates of useful life and the recoverability of these assets.

  Stock-Based Compensation

        SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the statement of operations or disclosed in the notes to the financial statements. We account for stock-based compensation for employees under the intrinsic value-based method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123.

        Prior to our IPO, it was necessary to estimate the fair market value of our securities, as there was no public market for our securities. Estimates were primarily based on financings with our Founding Airlines that occurred close in time to the stock awards, and, in certain circumstances, valuations performed by outside consultants. In the months immediately preceding our IPO, we issued stock options with an exercise price that we ultimately determined to be below fair market value on the date of the grant, based on the estimated offering price of our stock in our IPO, resulting in stock compensation expense of approximately $3.2 million to be recorded evenly over the four-year vesting period, subject to adjustments for future forfeitures and cancellations.

        Included in stock-based compensation expense in 2003 is a $26.5 million charge which was triggered by the IPO Exchange and is related to the April 10, 2002 restructuring. We expect to record stock-based compensation expense related to this restructuring of $5.7 million, $1.3 million and $50,000 in 2004, 2005 and 2006, respectively, as the affected options vest.

Results of Operations

  Revenues, Net

        We launched our website to the general public in June 2001, after a limited launch in February 2001. To date, we have conducted over 26 million travel transactions. A transaction represents an airline ticket purchased through our website or a reservation of a lodging, rental car, cruise or vacation package made through our website. In the year ended December 2003, we had $3.4 billion in gross travel bookings.

        Our revenues are derived from: (1) airline travel reservation services; (2) lodging, car rental, cruise and vacation reservation services; and (3) other sources of revenue, including advertising, Booking Engine Services, and commissions from sales of travel-related products on our website.

  •
  Air revenues, net: Revenues derived from airline travel reservation services are the largest component of our revenues, accounting for approximately 66% of revenue in 2003 and 76% in 2002. Our air revenues are primarily derived from supplier transaction fees, consumer service fees, reservation system booking incentives and Supplier Link fees relating to airline travel reservation services.

    The significant majority of airline supplier transaction fees are based upon contractual agreements with our airline charter associates, including our Founding Airlines, while the remaining amount is derived from market-based commissions paid by airlines that have not signed charter associate agreements.

    Effective in December 2001, we implemented a $5.00 per ticket consumer service fee on air transactions. This fee was subsequently increased to $6.00 per ticket in June 2003. In late August 2003, the fee was increased to $10.00 per ticket for all international markets other than Canada, Mexico and the Caribbean. We have charged, and may in the future charge, higher consumer service fees in cases where airlines do not pay supplier transaction fees. We charge additional fees for all air reservations utilizing paper tickets and for exchanging and re-issuing tickets.

    We receive booking incentives under an agreement with our air reservation service provider, Worldspan. The level of incentives received is based on a contractual agreement and depends on the annual volume of travel segments booked through Worldspan.

    We receive transaction fees for tickets booked through our Supplier Link services. Such fees are based on contractual agreements with the airlines that utilize this service.

  •
  Other travel revenues: Other travel revenues are primarily derived from supplier transaction fees and reservation system booking incentives relating to lodging, car rental, cruise and vacation reservation services, as well as revenues from our merchant hotel bookings. Other travel revenues accounted for approximately 21% and 13% of revenues for the years ended December 31, 2003 and 2002, respectively.

    Under our Orbitz Merchant Hotel program, we derive revenues from hotel transactions where we serve as the merchant of record and determine the room rate. We have agreements with hotels that supply us with rooms to sell under this program, but we have no obligation to pay for unsold rooms. Revenues for merchant hotel transactions are recorded when the guest completes the stay, at the amount of the rate we charged to the guest less the amount we paid to the hotel. For the quarter ended December 31, 2003, 33% of our hotel revenues came from Orbitz Merchant Hotel transactions.

  •
  Other revenues: Other revenues are comprised of revenue from advertising, as well as revenue from sponsoring links on our website to third-party websites and transaction fees from sales of various third-party travel-related products on our website. Other revenues accounted for approximately 13% and 10% of revenues for the years ended December 31, 2003 and 2002, respectively.

  Cost of Revenues

        Cost of revenues consists primarily of vendor fees for call center and ticket fulfillment services, the costs of operating our data centers, the portion of the reservation system booking incentive fees that we share with travel suppliers, credit card processing fees, technology service provider fees and provisions for travel products purchased with fraudulent credit cards.

  Operating Expenses

        Our operating expenses consist of sales and marketing, technology and development, general and administrative and stock-based compensation expenses. Sales and marketing expenses consist of advertising and public relations expenses as well as personnel related costs. As we continue to build our brand and drive traffic to Orbitz.com, we expect that our advertising expenses will increase in absolute terms. Technology and development costs consist primarily of compensation for personnel, research and development costs and maintenance of our website. We capitalize the cost of software developed or obtained for internal use. General and administrative expenses consist primarily of compensation for personnel to support functions such as corporate travel services, executive, finance, legal and human resources as well as other professional services. We expect our technology and development as well as our general and administrative expenses to increase in absolute terms as we continue to grow our business; however, they should continue to decrease as a percentage of revenue.

        Stock-based compensation expense consists primarily of the following:

  •
  As previously discussed, a new measurement date for stock awards occurred in connection with the April 2002 restructuring, resulting in a $26.5 million non-cash stock compensation charge in December 2003. An additional $7.0 million charge will be recorded over the remaining vesting periods of the affected stock awards.

  •
  Additionally, prior to the IPO, we issued stock options with an exercise price that we ultimately determined to be below fair market value on the date of the grant, based on the offering price of our stock in our IPO resulting in stock compensation expense of approximately $3.2 million to be recorded over the four-year vesting period.

  •
  We are obligated to make a one-time cash payment to Jeffrey G. Katz, our Chairman, President and Chief Executive Officer, at his option, in an amount calculated by multiplying 83,333 by the difference between $30.00 and the average closing price of our common stock (if less than $30.00) for the preceding 20 days on either of the following dates: (1) the first four anniversaries of July 6, 2003, or (2) Mr. Katz's resignation or termination by us for any reason. We recorded as stock-based compensation expense the maximum potential cost of this agreement over the three-year vesting period that ended in July 2003.

  •
  On an on-going basis, stock-based compensation expenses will result primarily from restricted stock granted to certain employees. These restricted shares typically vest over a four-year period.

  Income Taxes

        Orbitz, LLC was a limited liability company whose members are generally individually responsible for income taxes that result from the operations of Orbitz, LLC. Prior to the IPO Exchange, the limited liability company agreement of Orbitz, LLC required that the tax losses be first allocated to our Founding Airlines. Accordingly, all tax losses incurred prior to the IPO Exchange have been allocated to our Founding Airlines and Orbitz, Inc. was not allocated any taxable income or loss. Following the IPO Exchange, all taxable income and loss of Orbitz, LLC flows through to Orbitz, Inc., which is taxed as a C corporation. Subject to certain limitations, we will utilize its net operating losses, if any, incurred from the date of the IPO Exchange to reduce future taxable income to the extent permitted by the applicable tax laws.

        We expect the IPO Exchange to be treated as a taxable exchange of membership units in Orbitz, LLC for capital stock of Orbitz, Inc., resulting in our Founding Airlines or their affiliates recognizing taxable gain. We expect our tax basis in our tangible and intangible assets to be increased by an amount equal to the taxable gain recognized by our Founding Airlines or their affiliates. As a result, we expect the IPO Exchange to reduce the amounts we must pay in the future to various tax authorities by increasing our future tax deductions for depreciation and amortization. We have agreed in our tax agreement with our Founding Airlines or their affiliates to pay them 87% of the amount by which our tax payments to various tax authorities actually are reduced. Such payments to our Founding Airlines or their affiliates could exceed $250 million over 15 years or longer.

Year ended December 31, 2003 compared to year ended December 31, 2002

Overview

        Significant events of 2003 include:

  •
  Gross bookings for the year were $3.4 billion, representing a 34% increase over the prior year.

  •
  We launched the Orbitz Merchant Hotel product in March 2003, and it grew to over 7,000 contracted properties at December 31, 2003 and represented 33% of all hotel revenues for the quarter ended December 31, 2003.

  •
  Air supplier transaction fees from charter associates decreased 16% on a per transaction basis effective June 1, 2003, although our revenues from air supplier transaction fees increased by 7% in 2003 due to increased transactions.

  •
  We increased consumer service fees by $1.00 from $5.00 per ticket to $6.00 per ticket effective June 28, 2003.

  •
  We added two carriers to our Supplier Link program in mid 2003. Supplier Link represented 33% of all air segments booked on our website in 2003, as compared to 4% in 2002.

  •
  We raised net proceeds of $94.6 million from our December 19, 2003, initial public offering.

  Revenues, Net

	2003	2002	$ Change	% Change
	(in thousands)
Air revenues, net	$158,871	$133,870	$25,001	19%
Other travel revenues	51,157	23,249	27,908	120%
Other revenues	31,812	18,391	13,421	73%

Total revenues, net	$241,840	$175,510	$66,330	38%

        The increase in air revenues was primarily driven by a $16.9 million increase in consumer service fees resulting from an increase in air transactions and a $1.00 increase to our per ticket service fee implemented in late June 2003. Supplier transaction fees increased by $2.9 million due to the higher air transactions, offset by a 16% decrease in the average supplier transaction fee per ticket. Supplier Link fees increased by $10.3 million, offsetting the $6.0 million decrease in reservation system booking incentives, which reflects the trend of shifting more air transactions to our Supplier Link program. Supplier Link represented 33% of transactions in 2003 compared to 4% in 2002.

        The increase in other travel revenues is due primarily to an $18.1 million increase in supplier transaction fees and a $2.9 million increase in reservation system booking incentives, driven by increases in paid retail hotel transactions and paid car rental transactions. Our Orbitz Merchant Hotel product, launched in March 2003, represented $6.9 million, or 25%, of the increase.

        Other revenues increased primarily as a result of a $6.9 million increase in advertising revenue and a $4.4 million increase in revenues from our Booking Engine Services, which were launched in April 2002. Additionally, we experienced increases of $1.4 million in commissions for sales of travel insurance, attributable to our increased travel bookings, and $1.0 million from our credit card loyalty program launched in May 2002.

  Cost of Revenues

	2003	2002	$ Change	% Change
	(in thousands)
Cost of revenues	$70,130	$74,435	$(4,305)	(6)%
% of revenues, net	29%	42%
Gross profit	$171,710	$101,075	$70,635	70%
% of revenues, net	71%	58%

        The decrease in cost of revenues in absolute dollars is due primarily to a decrease in our credit card fraud expense of $3.7 million and also due to a $3.2 million decrease in rebates of reservation system booking incentives to our air suppliers, caused by the shift in volume to our supplier link program. We also experienced a decrease of $1.7 million in postage costs due to an increase in electronic ticketing and a shift toward sending more paper tickets through standard mail rather than express mail. These decreases were partially offset by increases in expenses that are tied closely to our booking volumes, such as search engine fees, in addition to an increase of $1.9 million in costs related to points earned under our credit card loyalty program. We record a reserve for the maximum value of all points earned under the credit card loyalty program; the actual value of points redeemed under the program could be less than the amount reserved.

  Sales and Marketing

	2003	2002	$ Change	% Change
	(in thousands)
Sales and marketing	$110,610	$72,851	$37,759	52%
% of revenues, net	46%	42%

        Sales and marketing expense increased primarily due to a $34.4 million increase in advertising campaigns. We increased our online promotional activities intended to direct traffic to our website and we launched new marketing campaigns to promote our new service offerings, such as Orbitz Merchant Hotel and Orbitz for Business.

  Technology and Development

	2003	2002	$ Change	% Change
	(in thousands)
Technology and development	$26,779	$26,530	$249	1%
% of revenues, net	11%	15%

        There was no significant increase in our technology and development costs in 2003 as compared to 2002, despite the fact that we launched major technology initiatives in 2003, including the Orbitz Merchant Hotel product, Dynamic Packaging, Deal Detector and FlexSearch. Increased headcount costs were offset by decreased depreciation expense, as software investments made prior to launch became fully depreciated.

General and Administrative

	2003	2002	$ Change	% Change
	(in thousands)
General and administrative	$23,444	$19,674	$3,770	19%
% of revenues, net	10%	11%

        The increase in general and administrative costs is due primarily to increased personnel costs, offset partially by legal, accounting and other fees of $2.2 million in 2002 related to our initial S-1 filing and activities related to our April 2002 restructuring.

  Stock-based Compensation

	2003	2002	$ Change	% Change
	(in thousands)
Stock-based compensation	$27,785	$878	$26,907	3,065%
% of revenues, net	11%	1%

        In connection with the April 2002 Restructuring described elsewhere in this filing, all options to purchase Class C nonvoting common stock were automatically converted to options to purchase Class A common stock. This conversion was deemed to be a new grant for all options outstanding at the restructuring date, resulting in non-cash stock compensation expense totaling $33.5 million. We recorded $26.5 million of this expense following the IPO Exchange for all of the affected options that were vested at the IPO Exchange date. The remaining expense of $7.0 million will be recorded as the options vest over 2004, 2005 and 2006.

Year ended December 31, 2002 compared to year ended December 31, 2001

Overview

        Significant events of 2002 include:

  •
  Gross bookings for the year were $2.6 billion, representing a 214% increase over the prior year.

  •
  We launched our Booking Engine Services for American Airlines' website in April 2002 and Northwest Airlines' website in September 2002.

  •
  We restructured the capitalization of Orbitz, Inc. and Orbitz, LLC in April 2002.

  •
  Air supplier transaction fees from charter associates decreased 15% on a per transaction basis effective June 1, 2002, although our revenues from air supplier transaction fees increased by 149% in 2002 due to increased transactions.

  •
  We launched Supplier Link in August 2002 and had three major carriers enrolled in this product by December 31, 2002. Supplier Link accounted for 4% of total air transactions in 2002.

  •
  We launched Orbitz for Business in September 2002.

  •
  We launched the OrbitzSaver program with TravelWeb in October 2002.

  Revenues, Net

	2002	2001	$ Change	% Change
	(in thousands)
Air revenues, net	$133,870	$37,752	$96,118	255%
Other travel revenues	23,249	2,557	20,692	809%
Other revenues	18,391	3,094	15,297	494%

Total revenues, net	$175,510	$43,403	$132,107	304%

        The public launch of our website occurred on June 4, 2001. As a result, we had minimal revenues for the period from January 1, 2001 to June 3, 2001. For the year ended December 31, 2002, air revenue increased $96.1 million, of which $24.0 million was due to increased supplier transaction fees, $27.7 million was due to increased reservation system booking incentives and $7.0 million was due to increased paper ticket fees, all of which related to an increase in paid air transactions. Additionally, in December 2001, we implemented a consumer service fee, typically $5 per ticket, on air transactions, resulting in $34.3 million in air revenue for 2002.

        Other travel revenues increased by $20.7 million, due primarily to an increase in hotel and car transactions and to non-recurring revenue of $3.3 million from an agreement that expired on

December 31, 2002. Under this agreement, one of our travel suppliers prepaid its supplier transaction fees to us for the period from July 1, 2002 to December 31, 2002. The agreement provided that, in the event that actual supplier transaction fees were less than the prepaid amount, no refund of the fee would be due to the travel supplier. The prepaid amount exceeded actual fees by $3.3 million, and was recorded as revenue upon the expiration of the term of the agreement. Neither party has any further obligation under this agreement.

        The increase in other revenue of $15.3 million was due primarily to an increase of $7.7 million in advertising revenue, the addition of our Booking Engine Services in April 2002, which contributed $3.6 million in revenue in 2002, and an increase of $3.8 million in revenues from sponsoring links.

  Cost of Revenues

	2002	2001	$ Change	% Change
Cost of revenues	$74,435	$50,077	$24,358	49%
% of revenues, net	42%	115%
Gross profit	$101,075	$(6,674)	$107,749	N/M
% of revenues, net	58%	N/M

        Cost of revenues increased in absolute dollars in 2002 but decreased as a percentage of revenues from 115% in 2001 to 42% in 2002. The decrease as a percentage of revenues was primarily attributable to the spreading of our fixed costs of revenues over a larger revenue base in 2002, as well as the increase to incremental margins of $31.6 million from the consumer service fee we introduced in December 2001.

  Sales and Marketing

	2002	2001	$ Change	% Change
	(in thousands)
Sales and marketing	$72,851	$51,517	$21,334	41%
% of revenues, net	42%	119%

        Sales and marketing expenses increased in absolute dollars in 2002, but decreased as a percentage of revenues. The decrease as a percentage of revenues was due primarily to the fact that, prior to the public launch of our website in June 2001, we had no revenues and therefore our sales and marketing activities during 2001 represented a higher percentage of revenue. We did not launch our marketing campaign until June 2001 to coincide with the public launch of our website. Additionally, following the terrorist attacks of September 11, 2001, we significantly curtailed our marketing activities until the second quarter of 2002.

  Technology and Development

	2002	2001	$ Change	% Change
	(in thousands)
Technology and development	$26,530	$31,747	$(5,217)	(16)%
% of revenues, net	15%	73%

        The decrease in technology and development expenses, both in absolute dollars and as a percentage of revenues, resulted primarily from a reduction in consulting fees incurred to complete the initial development of our website in 2001.

  General and Administrative

	2002	2001	$ Change	% Change
	(in thousands)
General and administrative	$19,674	$14,588	$5,086	35%
% of revenues, net	11%	34%

        General and administrative expenses increased in absolute dollars in 2002 but decreased as a percentage of revenues from 34% in 2001 to 11% in 2002. The decrease as a percentage of revenues resulted from the leveraging of our existing infrastructure offset by a one-time charge of $2.2 million related to our initial S-1 filing and activities related to our restructuring transaction.

  Interest Income

	2002	2001	$ Change	% Change
	(in thousands)
Interest income	$983	$2,265	$(1,282)	(57)%
% of revenues, net	1%	5%

        Interest income decreased 57% from 2001 to 2002 primarily due to the downward trend in interest rates.

Quarterly Unaudited Results of Operations

        The following tables set forth our quarterly unaudited consolidated and combined statements of operations for the periods presented in both absolute dollars and as a percentage of revenues.

        In management's opinion, the quarterly unaudited consolidated and combined statements of operations have been prepared on substantially the same basis as the audited consolidated and combined financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the consolidated and combined financial position and consolidated and combined operating results for the quarters presented. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period, and you should not rely on them as such.

        Our business experiences seasonal fluctuations, reflecting seasonal trends for the products offered by our website, as well as Internet services in general. For example, traditional leisure travel bookings are higher in the first two calendar quarters of the year in anticipation of spring and summer vacations and holiday periods, but online travel reservations may decline with reduced Internet usage during the summer months. In the last two quarters of the calendar year, demand for travel products generally declines and the number of bookings flattens. These trends are difficult to discern in our results since we have simultaneously experienced a shift from offline to online purchasing and market share growth relative to our competitors.

	Three Months Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002
	(in thousands)
	(unaudited)
Gross bookings	$926,457	$882,837	$865,697	$767,670	$690,630	$674,170	$660,231	$541,861

Consolidated and Combined Statements of Operations
Revenues, net:
Air revenues, net	$45,010	$39,033	$39,436	$35,392	$34,354	$38,094	$34,527	$26,895
Other travel revenues	15,939	16,633	11,226	7,359	10,695	6,029	4,051	2,474
Other revenues	8,747	8,725	7,623	6,717	6,475	5,161	3,957	2,798

Total revenues, net	69,696	64,391	58,285	49,468	51,524	49,284	42,535	32,167
Cost of revenues	16,560	17,318	18,487	17,765	16,704	20,445	19,612	17,674

Gross profit	53,136	47,073	39,798	31,703	34,820	28,839	22,923	14,493

Operating expenses:
Sales and marketing	27,214	30,748	30,074	22,574	18,344	22,163	19,437	12,907
Technology and development	6,826	6,037	7,545	6,371	7,655	6,119	6,094	6,662
General and administrative	7,226	6,325	5,056	4,837	5,018	5,836	4,913	3,906
Stock-based compensation	26,778	251	257	499	208	221	221	228

Total operating expenses	68,044	43,361	42,932	34,281	31,225	34,339	30,665	23,703

Operating income (loss)	(14,908)	3,712	(3,134)	(2,578)	3,595	(5,500)	(7,742)	(9,210)
Interest income	283	210	194	192	244	237	217	284

Loss before provision for income taxes	(14,625)	3,922	(2,940)	(2,386)	3,839	(5,263)	(7,525)	(8,926)
Provision for income taxes	—	—	—	—	—	—	—	—

Net income (loss)	$(14,625)	$3,922	$(2,940)	$(2,386)	$3,839	$(5,263)	$(7,525)	$(8,926)

	Three Months Ended
	Dec. 31, 2003	Sept. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sept. 30, 2002	June 30, 2002	Mar. 31, 2002
	(unaudited)
Total revenues, net	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues	23.8%	26.9%	31.7%	35.9%	32.4%	41.5%	46.1%	54.9%

Gross profit	76.2%	73.1%	68.3%	64.1%	67.6%	58.5%	53.9%	45.1%

Operating expenses
Sales and marketing	39.0%	47.7%	51.6%	45.6%	35.6%	45.0%	45.7%	40.1%
Technology and development	9.8%	9.4%	12.9%	12.9%	14.9%	12.4%	14.3%	20.7%
General and administrative	10.4%	9.8%	8.7%	9.8%	9.7%	11.8%	11.6%	12.1%
Stock-based compensation	38.4%	0.4%	0.4%	1.0%	0.4%	0.4%	0.5%	0.7%

Total operating expenses	97.6%	67.4%	73.6%	69.3%	60.6%	69.6%	72.1%	73.6%

Operating income (loss)	(21.4)%	5.7%	(5.3)%	(5.2)%	7.0%	(11.1)%	(18.2)%	(28.5)%
Interest income	0.4%	0.3%	0.3%	0.4%	0.5%	0.4%	0.5%	0.8%

Loss before provision for income taxes	(21.0)%	6.1%	(5.0)%	(4.8)%	7.5%	(10.7)%	(17.7)%	(27.7)%
Provision for income taxes	—%	—%	—%	—%	—%	—%	—%	—%

Net income (loss)	(21.0)%	6.1%	(5.0)%	(4.8)%	7.5%	(10.7)%	(17.7)%	(27.7)%

        Our quarterly total revenues are subject to seasonal fluctuations, reflecting seasonal trends for the products offered by our website and the level of inventory made available to us by travel suppliers. Additionally, our quarterly revenues are affected by the timing of the changes in the booking incentive fee recognized per transaction based on volume of air segments booked to date. Our booking incentive earned per air segment is based on the annual volume of bookings achieved. These incentives are collected monthly, based on estimated annual volumes, but there is a lag in our ability to book the payments under generally accepted accounting principles, because we cannot recognize the full amount of the payment until we have achieved specified annual volume thresholds. Upon reaching new volume plateaus, the increase in applicable booking incentive fees is recognized in the current quarter with regard to all prior bookings made during the current calendar year.

        We have highlighted some of the significant and unusual variations in our quarterly results below:

  •
  We reached new volume plateaus related to our booking incentive fee revenues in the second and third quarters of 2002, and the second and fourth quarters of 2003, resulting in increased air revenues of $2.0 million in the second quarters of 2002 and 2003 and $3.8 million in the third quarter of 2002 and the fourth quarter of 2003.

  •
  We experienced a one-time gain of $3.3 million in other travel revenue in the quarter ended December 31, 2002 from an agreement that expired on December 31, 2002. Under this agreement, one of our travel suppliers prepaid its supplier transaction fees to us for the period from July 1, 2002 to December 31, 2002. The agreement provided that, in the event that actual supplier transaction fees were less than the prepaid amount, no refund of the fee would be due to the travel supplier. The prepaid amount exceeded actual fees for the period indicated by $3.3 million and was recorded as revenue upon the expiration of the term of the agreement. Neither party has any further obligation under this agreement.

  •
  Also in the quarter ended December 31, 2002, our cost of sales decreased significantly due mostly to a $1.1 million reduction in booking incentive rebates, a $1.0 million reduction in fraud costs due to enhanced fraud prevention procedures and a $0.7 million reduction in customer service center costs associated with a change in our third-party provider.

  •
  In the quarter ended September 30, 2003, cost of sales decreased $1.2 million over the immediately preceding quarter, caused primarily by a $0.7 million decrease in shared Worldspan inducements due to a shift in airline tickets issued from Worldspan to our Supplier Link services, as well as a reduction of $0.3 million caused by reaching our maximum annual service fee with one of our vendors in August 2003.

  •
  Also in the quarter ended September 30, 2003, we received a $627,000 reimbursement of fees and other costs from one of our vendors due to service issues. The reimbursement was recorded as a decrease to technology and development costs.

  •
  In the quarter ended December 31, 2003, cost of revenues decreased $0.8 million compared to the prior quarter, due primarily to the $1.3 million decrease in the reserve for credit card fraud.

  •
  Also in the quarter ended December 31, 2003, we recorded a $26.5 million stock-based compensation charge related to our April 2002 restructuring, as previously discussed.

Liquidity and Capital Resources

        Historically, the majority of our financing was provided through contributions from our Founding Airlines and their affiliates and through lease arrangements on our equipment. Our Founding Airlines and their affiliates invested an aggregate of $214.8 million in us through August 31, 2002.

        In December 2003, we raised net proceeds of $94.6 million in an IPO. The Founding Airlines sold an aggregate of 8,180,000 shares of Class A common stock in the IPO and after the IPO, own 68% of our outstanding stock and control 96% of the vote.

        The Founding Airlines and their affiliates have no obligations to make further investments in us, and we do not anticipate that they will do so. Depending on the nature of the financing, our ability to raise capital from other sources may require the consent of two-thirds of our board of directors and the consent of the holders of three-fourths of the voting power of the Class B common stock then outstanding entitled to supervoting rights.

        During the next 12 months, we intend to continue our marketing campaign focused on the retention of existing customers and the acquisition of new customers. In addition, we plan to continue to invest in expanding our product offerings, improving our website and improving the infrastructure supporting customer service and customer care. We believe that our available cash and anticipated future cash flows will be sufficient to fund currently anticipated liquidity needs for the next twelve months and beyond. However, any projections of future cash inflows and outflows and any projections of the future state of the economy and travel industry conditions, which may have a direct effect on our cash inflows, are subject to substantial uncertainty. If we determine that we need to raise additional capital in the future, we may seek to sell additional equity or borrow funds. The sale of additional equity would result in dilution to our shareholders. We cannot assure you that any of these financing alternatives will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise or borrow any needed additional capital, we could be required to significantly alter our operating plan, which could have a material adverse effect on our business, financial condition or results of operations.

        We generated cash flows from operations of $35.1 million and $3.5 million, respectively, for the years ended December 31, 2003 and 2002, respectively, and used cash flows in operations of $83.5 million in 2001. Our website was fully launched in June 2001, and 2002 represented the first year in which we had a full year of revenues to offset our costs. The growth in cash flows generated from operations in 2003 is primarily due to our improved profitability.

        Net cash used in investing activities was $13.9 million, $5.2 million and $20.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. The investing activities consisted primarily of the purchase of property and equipment and restricted investments. Purchases of property and equipment have decreased since 2001, when we made substantial investments in our initial website build.

        Cash flows from financing activities amounted to $96.6 million, $10.3 million and $110.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts primarily related to net proceeds from our IPO in 2003 and contributions from our Founding Airlines in prior periods.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, other than the operating leases discussed below.

Summary Disclosures about Contractual Obligations and Commercial Commitments

        The following tables reflect a summary of our contractual cash obligations and other commercial commitments at December 31, 2003:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
	(in thousands)
Contractual Cash Obligations:
Operating leases	$15,438	$3,545	$3,748	$2,596	$5,549
Software licenses	11,375	3,500	7,875	—	—
Outsourcing agreements.	1,200	960	240	—	—

Total contractual cash obligations	$28,013	$8,005	$11,863	$2,596	$5,549

	Amount of Commitment Expiration Per Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	After 5 Years
Other Commercial Commitments:
Letters of credit	$8,541	$4,281	$3,157	$441	$660

        We do not currently have a borrowing facility in place. All outstanding letters of credit are secured by restricted investments. We have no available letters of credit, except as discussed above.

        In November 2001, we entered into a 10-year computer reservation system and related services agreement with Worldspan that expires in October 2011. This agreement was amended in December 2002, such that effective January 1, 2003, we have guaranteed certain levels of minimum net air and car segments to be booked each calendar quarter through Worldspan's computer reservation system. The agreement provides that these minimum levels will be waived if we cure any shortfall within the quarter or elect to book 100% of net air and car segments through Worldspan for that quarter. In the event that we fall short of the minimum net segments without curing the shortfall, we would be required to pay $1.78 for each segment below the specified minimum.

        As a component of an employment agreement with Jeffrey G. Katz, our Chairman, President and Chief Executive Officer, we are obligated to make a one-time cash payment to him, at his option, in an amount calculated by multiplying 83,333 by the difference between $30.00 and the average closing price of our common stock (if less than $30.00) for the preceding 20 days on any of the following dates: (1) the first four anniversaries of July 6, 2003, (2) 30 days after the completion of our IPO, or (3) Mr. Katz's resignation or termination by us for any reason. Although he was eligible to receive the cash payment on January 16, 2004, 30 days after the completion of our IPO, Mr. Katz did not elect to exercise the right at such time.

Recent Accounting Pronouncements

        In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46), Consolidation of Variable Interest Entities, (VIEs), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46 was later amended and replaced by FIN 46R. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of any accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. We presently do not have any VIEs and as such, adoption of this pronouncement will not affect our operating results.

        FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

Related-Party Transactions

        We derive revenue from our Founding Airlines from ticket distribution and customer support services. Additionally, we provide website hosting and other services to certain of our Founding Airlines. For the years ended December 31, 2003, 2002, and 2001, we received total revenues from our Founding Airlines of $50,760,000, $35,982,000, and $13,498,000, respectively. Receivables outstanding from the Founding Airlines were $3,232,000 and $3,632,000 at December 31, 2003, and 2002, respectively.

        We have an agreement with Worldspan, which was previously owned by Delta Air Lines, Northwest Airlines, and American Airlines or their respective affiliates. Worldspan pays us incentives for air and car bookings made on our website through the Worldspan reservation system. We recognized revenues from Worldspan for the years ended December 31, 2003, 2002, and 2001 in the amount of $40,912,000, $46,003,000, and $16,840,000, respectively. We had related receivables outstanding from Worldspan totaling $2,876,000 at December 31, 2002. We also had accounts payable to Worldspan for various items totaling $65,000 at December 31, 2002. As of July 1, 2003, Worldspan is no longer owned by these airlines and therefore ceased to be a related party.

        The Founding Airlines provide us with access to the lowest fares generally available to the public and also provide certain in-kind marketing support to us. In return, consistent with our charter associate agreements, we rebate to the Founding Airlines a portion of the booking incentives received from the reservation system provider. Such rebates amounted to $11,358,000, $13,903,000, and $6,067,000 for the years ended December 31, 2003, 2002, and 2001, respectively, and are included as a component of cost of revenue in the accompanying consolidated and combined statements of operations. The related payables outstanding to the Founding Airlines totaled $2,810,000 and $3,089,000 at December 31, 2003 and 2002, respectively. We do not separately account for the non-monetary items in the in-kind marketing support, as the fair value is not determinable.

        On August 1, 2001, we entered into an alliance agreement with Hotwire, in which our Founding Airlines or their respective affiliates previously were investors, to offer reciprocal co-marketing links between our website and Hotwire's website. On November 5, 2003, our Founding Airlines sold their interests in Hotwire and therefore Hotwire ceased to be a related party. For the years ended December 31, 2003, 2002, and 2001, we recognized other revenues of $6,864,000, $5,784,000, and $1,527,000, respectively, from Hotwire, primarily for advertising on our website. Receivables outstanding from Hotwire were $149,000 at December 31, 2002. Additionally, we recorded sales and marketing expense related to our alliance agreement with Hotwire of $1,140,000, $530,000 and $0 for the years ended December 31, 2003, 2002 and 2001. Payables outstanding were $129,000 at December 31, 2002.

        We have an outstanding loan to Jeffrey G. Katz, our Chairman, President and Chief Executive Officer, evidenced by a promissory note and stock pledge agreement executed in 2001. The loan is secured by a pledge of 83,333 shares of common stock of Orbitz, and is due within ten days following the earlier of (a) the date on which Mr. Katz ceases to be employed by Orbitz for any reason, including as a result of a change of control as defined in his employment agreement with us or (b) the date on which he sells all or any portion of the 83,333 shares pledged. The note accrues interest at a rate equal to the applicable Federal Rate, and is adjusted and compounded semi-annually. As of December 31, 2003, the amount outstanding under the loan was $269,000.

        We are obligated to make a one-time cash payment to Jeffrey G. Katz, our Chairman, President and Chief Executive Officer, at his option, in an amount calculated by multiplying 83,333 by the difference between $30.00 and the average closing price of our common stock (if less than $30.00) for the preceding 20 days on either of the following dates: (1) the first four anniversaries of July 6, 2003, or (2) Mr. Katz's resignation or termination by us for any reason. We recorded as stock-based compensation expense the maximum potential cost of this agreement over the three-year vesting period that ended in July 2003.

Item 7a.    Quantitative and Qualitative Disclosure About Market Risk.

        We do not have any material exposure to interest rate changes, commodity price changes, foreign currency fluctuations, or similar market risks. Furthermore, we have not entered into any derivative contracts to mitigate such risks.

Item 8.    Financial Statements and Supplementary Data.

Independent Auditors' Report	page 62 of Form 10-K
Consolidated and Combined Balance Sheets as of December 31, 2003 and 2002	page 63 of Form 10-K
Consolidated and Combined Statements of Operations for the years ended December 31, 2003, 2002 and 2001	page 64 of Form 10-K
Consolidated and Combined Statements of Equity for the years ended December 31, 2003, 2002 and 2001	page 65 of Form 10-K
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	page 67 of Form 10-K
Notes to Consolidated and Combined Financial Statements	page 68 of Form 10-K
Schedule II	page 88 of Form 10-K

INDEPENDENT AUDITORS' REPORT

The Board of Directors of Orbitz, Inc. and Subsidiaries:

        We have audited the consolidated and combined financial statements of Orbitz, Inc. (a Delaware corporation) and Subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated and combined financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated and combined financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated and combined financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the financial position of Orbitz, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated and combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Chicago, Illinois
February 6, 2004

ORBITZ, INC. AND SUBSIDIARIES

Consolidated and Combined Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$173,939	$56,028
Restricted investments	7,537	1,391
Accounts receivable, net of allowance of $168 and $215 as of December 31, 2003 and 2002, respectively	11,031	4,214
Due from related parties	3,305	5,735
Prepaid expenses	4,973	3,156
Other current assets	1,394	942

Total current assets	202,179	71,466

Property and equipment, net	17,146	21,476

Other long-term assets:
Restricted investments	1,265	2,338
Other assets, net	355	333

Total other long-term assets	1,620	2,671

Total assets	$220,945	$95,613

Liabilities and Equity
Current liabilities:
Accounts payable	$5,206	$6,107
Accrued compensation	6,309	6,013
Accrued supplier rebates	899	1,377
Due to related parties	2,810	3,283
Accrued expenses	24,932	14,819
Deferred revenue	11,896	7,858

Total current liabilities	52,052	39,457
Long-term liabilities	6,924	2,253
Redeemable Series A non-voting convertible preferred stock, $26.00 face value; 434,782 shares authorized, issued and outstanding at December 31, 2003, stated at Redemption Price; no shares authorized, issued or outstanding at December 31, 2002	11,323	—
Equity:
Preferred stock, $0.001 par value; 35,000,000 shares authorized, of which 434,782 shares have been designated as Redeemable Series A non-voting convertible preferred stock as of December 31, 2003; no shares issued and outstanding as of December 31, 2002	—	—
Class A common stock, $0.001 par value; 175,000,000 shares authorized, 12,813,212 shares issued and outstanding as of December 31, 2003; 275,000,000 shares authorized and no shares issued and outstanding as of December 31, 2002	13	—
Class B convertible common stock, $0.001 par value; 100,000,000 shares authorized, 27,269,809 shares issued and outstanding as of December 31, 2003; 300,000,000 shares authorized and 6,829 shares issued and outstanding as of December 31, 2002	27	—
Class C convertible common stock, $0.001 par value; no shares authorized as of December 31, 2003; 25,000,000 shares authorized and 187,690 shares issued and outstanding as of December 31, 2002	—	—
Class A units; no units authorized as of December 31, 2003; 35,877,154 units authorized, issued and outstanding as of December 31, 2002	—	52,668
Class B units; no units authorized as of December 31, 2003; 608 units authorized, issued and outstanding as of December 31, 2002	—	3
Additional paid-in capital	179,001	1,329
Unearned compensation	(2,382)	(97)
Accumulated deficit	(26,013)	—

Total equity	150,646	53,903

Total liabilities and equity	$220,945	$95,613

See accompanying notes to consolidated and combined financial statements.

ORBITZ, INC. AND SUBSIDIARIES

Consolidated and Combined Statements of Operations

(In thousands)

	Year Ended December 31,
	2003	2002	2001
Revenues, net:
Air revenues, net	$158,871	$133,870	$37,752
Other travel revenues	51,157	23,249	2,557
Other revenues	31,812	18,391	3,094

Total revenues, net	241,840	175,510	43,403
Cost of revenues	70,130	74,435	50,077

Gross profit (loss)	171,710	101,075	(6,674)

Operating expenses:
Sales and marketing	110,610	72,851	51,517
Technology and development	26,779	26,530	31,747
General and administrative	23,444	19,674	14,588
Stock-based compensation*	27,785	878	976

Total operating expenses	188,618	119,933	98,828

Operating loss	(16,908)	(18,858)	(105,502)
Interest income	879	983	2,265

Loss before provision for income taxes	(16,029)	(17,875)	(103,237)
Provision for income taxes	—	—	—

Net loss	$(16,029)	$(17,875)	$(103,237)

*Stock-based compensation:
Cost of revenues	$5,506	$—	$—
Sales and marketing	6,189	—	—
Technology and development	10,334	7	93
General and administrative	5,756	871	883

Total stock-based compensation	$27,785	$878	$976

See accompanying notes to consolidated and combined financial statements.

ORBITZ, INC. AND SUBSIDIARIES

Consolidated and Combined Statements of Equity

(In thousands, except share amounts)

			Common Stock
	Series A Preferred Stock
			Class A		Class B		Class C		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance—December 31, 2000	1,865	$—	—	$—	—	$—	—	$—	97,702	$—
Issuance of preferred stock	5,488	—	—	—	—	—	—	—	—	—
Contributions from Founding Airlines	—	—	—	—	—	—	—	—	—	—
Issuance of restricted shares	—	—	—	—	—	—	—	—	14,368	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—

Balance—December 31, 2001	7,353	—	—	—	—	—	—	—	112,070	—
Issuance of bonus shares	—	—	—	—	—	—	—	—	30,262	—
Contributions from Founding Airlines	—	—	—	—	—	—	—	—	—	—
Restructuring	(7,353)	—	—	—	6,829	—	142,332	—	(142,332)	—
Exercise of stock options	—	—	—	—	—	—	45,358	—	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—

Balance—December 31, 2002	—	—	—	—	6,829	—	187,690	—	—	—
Stock compensation expense	—	—	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	4,886	—	—	—	293,757	1	—	—
Amortization of unearned compensation	—	—	—	—	—	—	—	—	—	—
Repurchase and retirement of shares	—	—	—	—	—	—	(3,121)	—	—	—
Issuance of restricted shares	—	—	—	—	—	—	150,000	—	—	—
Net income prior to the IPO Exchange	—	—	—	—	—	—	—	—	—	—
IPO Exchange	—	—	8,180,000	8	27,262,980	27	—	—	—	—
Conversion of Class C common stock to Class A common stock	—	—	628,326	1	—	—	(628,326)	(1)	—	—
Sale of common stock, net of expenses of $9,408	—	—	4,000,000	4	—	—	—	—	—	—
Dividends accrued on preferred stock	—	—	—	—	—	—	—	—	—	—
Accretion on preferred stock	—	—	—	—	—	—	—	—	—	—
Net loss subsequent to the IPO Exchange	—	—	—	—	—	—	—	—	—	—

Balance—December 31, 2003	—	$—	12,813,212	$13	27,269,809	$27	—	$—	—	$—

	Common Units
	Class A		Class B
					Additional Paid-in Capital	Unearned Compensation	Accumulated Deficit
	Units	Amount	Units	Amount				Total Equity
Balance—December 31, 2000	19,304,714	$53,782	402	$1	$686	$(571)	$—	$53,898
Issuance of preferred stock	—	—	—	—	16	—	—	16
Contributions from Founding Airlines	15,804,391	109,998	206	2	—	—	—	110,000
Issuance of restricted shares	—	—	—	—	100	(100)	—	—
Amortization of unearned compensation	—	—	—	—	—	336	—	336
Net loss	—	(103,237)	—	—	—	—	—	(103,237)

Balance—December 31, 2001	35,109,105	60,543	608	3	802	(335)	—	61,013
Issuance of bonus shares	—	—	—	—	211	—	—	211
Contributions from Founding Airlines	768,049	10,000	—	—	—	—	—	10,000
Restructuring	—	—	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	316	—	—	316
Amortization of unearned compensation	—	—	—	—	—	238	—	238
Net loss	—	(17,875)	—	—	—	—	—	(17,875)

Balance—December 31, 2002	35,877,154	52,668	608	3	1,329	(97)	—	53,903
Stock compensation expense	—	—	—	—	27,036		—	27,036
Exercise of stock options	—	—	—	—	2,077	—	—	2,078
Amortization of unearned compensation	—	—	—	—	—	430	—	430
Repurchase and retirement of shares	—	—	—	—	(41)	—	—	(41)
Issuance of restricted stock	—	—	—	—	2,715	(2,715)	—	—
Net income prior to the IPO Exchange	—	9,984	—	—	—	—	—	9,984
IPO Exchange	(35,877,154)	(62,652)	(608)	(3)	51,315	—	—	(11,305)
Conversion of Class C common stock to Class A common stock	—	—	—	—	—	—	—	—
Sale of common stock, net of expenses of $9,408	—	—	—	—	94,588	—	—	94,592
Dividends accrued on preferred stock	—	—	—	—	(11)	—	—	(11)
Accretion on preferred stock	—	—	—	—	(7)	—	—	(7)
Net loss subsequent to the IPO Exchange	—	—	—	—	—	—	(26,013)	(26,013)

Balance—December 31, 2003	—	$—	—	$—	$179,001	$(2,382)	$(26,013)	$150,646

See accompanying notes to consolidated and combined financial statements.

ORBITZ, INC. AND SUBSIDIARIES
Consolidated and Combined Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(16,029)	$(17,875)	$(103,237)
Adjustments to reconcile net loss to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	12,928	12,576	8,049
Stock-based compensation	27,785	878	976
Gain on disposal of fixed assets	(69)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	(3,940)	(2,008)	(2,355)
Prepaid expenses and other current assets	(1,994)	924	(2,028)
Other assets, net	(45)	24	(289)
Accounts payable	(901)	1,526	2,287
Due to/from related parties	(919)	(3,791)	1,488
Accrued liabilities	9,930	6,293	8,199
Deferred revenue	4,038	4,263	3,395
Other liabilities, net	4,351	653	—

Net cash and cash equivalents provided by (used in) operating activities	35,135	3,463	(83,515)

Cash flows from investing activities:
Purchases of property and equipment	(8,780)	(9,248)	(18,239)
Purchases of restricted investments	(7,959)	(1,001)	(6,137)
Redemptions of restricted investments	2,886	5,037	3,732

Net cash and cash equivalents used in investing activities	(13,853)	(5,212)	(20,644)

Cash flows from financing activities:
Proceeds from sale of common stock	94,592	—	—
Contributions from Founding Airlines	—	10,000	110,000
Proceeds from exercise of stock options	2,078	316	—
Repurchase and retirement of shares	(41)	—	—
Issuance of preferred stock	—	—	16

Net cash and cash equivalents provided by financing activities	96,629	10,316	110,016

Net change in cash and cash equivalents	117,911	8,567	5,857
Cash and cash equivalents, beginning of year	56,028	47,461	41,604

Cash and cash equivalents, end of year	$173,939	$56,028	$47,461

Supplemental disclosures of cash flow information:
Noncash Activities—
Issuance of shares under bonus plan	$—	211	$—

See accompanying notes to consolidated and combined financial statements.

ORBITZ, INC. AND SUBSIDIARIES
Notes to Consolidated and Combined Financial Statements
December 31, 2003 and 2002

(1)   Description of Business and Organization

        Orbitz, Inc. and Subsidiaries (collectively referred to as Orbitz, the Company, we, us and our) is an online travel company that enables customers to search for and purchase a broad array of travel products, including airline tickets, lodging, car rentals, cruises and vacation packages through its website, orbitz.com. We sell these travel products both individually and as part of packaged trips to leisure and corporate customers located primarily in the United States. We also offer access to travel news and other information of interest to travelers on our website.

        We generate the majority of our revenues from payments from the travel suppliers whose services we sell, from the distribution and reservation services we utilize and from customers who purchase travel on our website. We also generate revenues from other sources, such as from companies that advertise and sell travel-related products on our site. Additionally, we license components of our technology to selected airlines as a platform for their websites and provide ongoing website hosting services to these airlines.

        We had a limited launch of our website in February 2001 and we launched our website to the general public as a full service online site in June 2001. Prior to that, we were developing our business, which included technology development and the establishment of our operations, and we did not generate any revenues.

        Orbitz, LLC was formed on February 24, 2000 as a Delaware limited liability company. The original investors and founders of Orbitz, LLC were Continental Airlines, Delta Air Lines, Northwest Airlines, and United Air Lines. American Airlines joined as an investor of Orbitz, LLC on May 9, 2000. Collectively, these five investors are referred to as the "Founding Airlines."

        Orbitz, Inc. was incorporated in the state of Delaware on May 4, 2000 and was initially owned by the Founding Airlines. Orbitz, Inc. joined the Founding Airlines as a member of Orbitz, LLC.

        On December 18, 2003, we formed a wholly owned subsidiary, O Holdings Inc., a Delaware corporation, and contributed 3,700,000 Class C Units in Orbitz, LLC to O Holdings Inc. In addition, on December 19, 2003, immediately prior to the closing of our initial public offering, "IPO," pursuant to an agreement among us and each of the holders of Class B common stock, our Founding Airlines or their affiliates contributed all their membership interests in Orbitz, LLC to us in exchange for an aggregate of 8,180,000 shares of Class A common stock, an aggregate of 27,262,980 shares of Class B common stock and an aggregate of 434,782 shares of redeemable Series A non-voting convertible preferred stock. As a result of the foregoing transactions, Orbitz, LLC is 99% owned by us and 1% owned by our wholly owned subsidiary, O Holdings Inc. We act as the sole manager of Orbitz, LLC. This transaction is referred to as the "IPO Exchange." Additionally, concurrent with the IPO Exchange, all shares of Class C common stock were converted to shares of Class A common stock.

        On December 19, 2003, we consummated an IPO of our Class A common stock. We sold 4,000,000 shares of Class A common stock at an offering price of $26.00 per share and received net proceeds of $94.6 million. The Founding Airlines sold an aggregate of 8,180,000 shares in the IPO; however, we did not receive any proceeds from the sale of these shares.

(2)   Summary of Significant Accounting Policies and Practices

  (a) Basis of Presentation

        The accompanying financial statements present the consolidated financial position, results of operations and cash flows of Orbitz, Inc. and subsidiaries and the combined financial results of

Orbitz, Inc. and Orbitz, LLC as further discussed below. All intercompany transactions have been eliminated in all periods presented.

        Before the IPO Exchange, the financial statements presented the combined financial position, results of operations and cash flows of Orbitz, Inc. and Orbitz, LLC. Subsequent to the IPO Exchange, the financial statements present the consolidated financial position, results of operations, and cash flows of Orbitz, Inc., O Holdings, Inc., and Orbitz, LLC.

  (b) Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. On an ongoing basis, management reviews its estimates, including those related to allowances for doubtful accounts, asset lives and reserves for credit card fraud losses, debit memos, net deferred tax assets and litigation based on currently available information. Changes in facts and circumstances may result in revised estimates and such revisions could be material.

  (c) Revenue Recognition

        As more fully discussed below, we recognize revenues when all of the following have occurred: persuasive evidence of an agreement with the customer exists, services have been performed, the fees for services performed are fixed or determinable and collectibility of the fees is reasonably assured. Generally, we consider these criteria to have been met as follows:

  •
  For air revenues, when reservations are made and secured by a credit card;

  •
  For other travel revenues, upon receipt of notification of entitlement, or payment of commissions by a third party and upon completion of stay for Orbitz Merchant Hotel; and

  •
  For other revenues, after receipt of a signed contract, as services are provided.

Air Revenues, Net

        Air revenues are derived from supplier transaction fees, consumer service fees, reservation system booking incentives, and Supplier Link transaction fees and are recorded when the reservation is made and secured with a credit card, net of estimated future cancellations. A certain percentage of supplier transaction fees are based upon contractual agreements while the remainder is determined by the individual airlines. (See also Business Risk and Concentrations of Credit Risk in this note).

        We receive booking incentives under access agreements with reservation system providers for travel bookings made through the providers' systems. The level of incentives earned is based on contractual agreements and increases based on our annual volume of bookings. These incentives are collected monthly, based on estimated annual volumes, but are recognized as revenue at the time of booking based on the applicable contractual rate and volume achieved to date.

Other Travel Revenues

        Other travel revenues are derived from supplier transaction fees and reservation system booking incentives relating to lodging, car rental, cruise, and vacation reservation services, as well as revenues from Orbitz Merchant Hotel bookings. We recognize supplier transaction fees on non-air bookings when travel is completed, either on receipt of commissions or on notification of entitlement by a third party and reservation system booking incentives for non-air bookings upon notification of entitlement.

Revenues for merchant hotel transactions are recorded when the guest completes the stay at the net amount of the rate we charged to the guest less the amount we owe to the hotel.

Other Revenues

        Other revenues are primarily comprised of revenue from advertising, sponsoring links on our website, commissions from sales of various third party travel-related products on the website and Booking Engine Services. Advertising revenues are derived primarily from the delivery of advertisements on our website and are recognized either on display of each individual advertisement or ratably over the advertising period, depending on the terms of the advertising contract. Revenues from sponsoring links are recognized upon notification of entitlement from the alliance partner. We have received upfront payments from travel-related product vendors, which are deferred and recognized over the terms of the respective agreements.

        We also provide Booking Engine Services, implementation and hosting services under contracts that contain multiple deliverables. Under these contracts, the customer has the option to purchase the software underlying the hosted website at the end of the hosting term. We account for these contracts under Statement of Position (SOP) No. 97-2, Software Revenue Recognition. We do not have vendor specific objective evidence for any of the elements in these contracts and therefore, are unable to separately value and account for the deliverables. Accordingly, fees received under these contracts are deferred and recognized ratably over the contract life as the services are performed.

Contracts with Multiple Deliverables

        Certain of our contracts contain multiple deliverables, where we provide sales of a vendor's travel products for a commission and we also provide advertising services. The services provided under these arrangements are generally sold separately and we have objective and reliable evidence of fair value of each deliverable. Accordingly, we record commission revenue upon receipt of payment or notification of entitlement and advertising revenue when the advertisements are delivered.

  (d) Booking Incentive Payments to Suppliers

        We are contractually obligated to pay certain of our air and car rental suppliers a percentage of the booking incentives received from the reservation system provider pertaining to that travel supplier. These amounts paid to suppliers are recorded as a component of cost of revenues.

  (e) Cash and Cash Equivalents

        We consider all highly liquid debt instruments that mature within three months of the date of purchase to be cash equivalents.

  (f) Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method at rates adequate to depreciate the cost of applicable assets over their expected useful lives. Repairs and maintenance are charged to expense as incurred. Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts. The estimated useful lives are as follows:

Asset Description	Useful Life
Computer equipment and software	2-3 years
Furniture and office equipment	5 years
Leasehold improvements	Shorter of life of the lease or asset

  (g) Impairment of Long-lived Assets

        On an ongoing basis, we review long-lived assets for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. If such events or changes in circumstances occur, we will recognize an impairment loss if the undiscounted future cash flows expected to be generated by the asset are less than the carrying value of the related asset. The impairment loss would adjust the carrying value of the asset to its fair market value.

  (h) Sales and Marketing

        Sales and marketing costs consist primarily of advertising and promotional expenditures and payroll and related expenses for personnel engaged in sales and marketing activities. Advertising expenditures are expensed as incurred. Internet advertising expenses are recognized based on the terms of the individual agreements, which generally results in recognition based upon the greater of the ratio of the number of impressions delivered to the total number of contracted impressions, or on a straight-line basis over the term of the contract. Advertising expenses for the years ended December 31, 2003, 2002, and 2001 totaled approximately $95,498,000, $64,550,000, and $40,176,000, respectively.

  (i) Technology and Development

        We capitalize the cost of computer software developed or obtained for internal use in accordance with SOP No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. We capitalize costs incurred in the development of our website and related applications to be used in connection with our service. The cost of upgrades and enhancements are capitalized when the provisions of SOP No. 98-1 are met. Costs that are considered to be related to research and development activities, incurred during the preliminary project stage, or incurred for data conversion activities, training, maintenance, and general and administrative or overhead costs are expensed as incurred. We capitalized approximately $4,695,000, $5,182,000, and $13,577,000 of computer software costs in accordance with SOP No. 98-1 for the years ended December 31, 2003, 2002, and 2001, respectively. Related amortization expense was $9,140,000, $10,072,000 and $6,701,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        We account for costs of developing software to be sold, leased or otherwise marketed to others in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. Accordingly, costs are capitalized after technological feasibility has been reached, which generally occurs when we have delivered to the customer for testing an operative version of the software product that includes all major planned functionality. Technology and development costs capitalized in accordance with SFAS No. 86 were approximately $419,000, $1,003,000 and $0 for the years ended December 31, 2003, 2002 and 2001 respectively. Related amortization expense was $320,000, $132,000 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively.

  (j) Income Taxes

        We account for income taxes in accordance with SFAS No. 109 Accounting for Income Taxes. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        Prior to the IPO Exchange, no provision for Federal or state income taxes was recorded, as the primary operations of the Company reside in Orbitz, LLC, which was treated as a partnership for tax purposes. All operating losses of the partnership were allocated to the Founding Airlines, pursuant to the limited liability company agreement. Following the IPO Exchange, all operating income or losses are allocated to Orbitz, Inc., which is taxed as a C Corporation.

  (k) Stock-based Compensation

        We have two stock-based compensation plans, which are more fully described in note 11. We account for these plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB No. 25, compensation expense is based on the difference, if any, on the measurement date, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the equity award.

        A new measurement date for stock awards occurred as a result of the restructuring transaction discussed in note 9. Total compensation expense related to this new measurement date is approximately $33,502,000. We began to record this compensation expense for all vested awards on consummation of the IPO Exchange. We recognized $26,474,000 of this charge in 2003 and will recognize compensation on unvested stock awards on a go-forward basis over the remaining vesting periods. These amounts have and may continue to change due to forfeitures of stock awards. Additionally, we recorded $561,000 of stock-based compensation expense in 2003 related to issuances of stock options with an exercise price below fair market value on the measurement date.

        The following table illustrates the effect on net loss if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock awards granted to employees (in thousands):

	December 31,
	2003	2002	2001
Net loss as reported	$(16,029)	$(17,875)	$(103,237)
Add stock-based compensation expense included in reported net loss	27,785	878	976
Less stock-based compensation determined under the provisions of SFAS No. 123	(29,007)	(3,132)	(3,341)

Pro forma net loss	$(17,251)	$(20,129)	$(105,602)

        The fair value of options granted was estimated as of the grant date, using the Black-Sholes method. The following assumptions were used with the resulting weighted average fair values for grants in the years ended December 31:

	December 31,
	2003	2002	2001
Dividend yield	—%	—%	—%
Volatility	—	—	—
Expected life	5 years	5 years	5 years
Risk-free interest rate	3.4	4.5	5.3
Weighted average fair value	$1.82	$1.41	$1.59

  (l) Loyalty Points

        We have an agreement with a bank under which qualified customers who submit an application are issued co-branded credit cards. We earn revenue under the agreement based on the level of purchases under the credit cards, but are guaranteed to earn at least $10,000,000 over the life of the contract. Cash received in excess of amounts earned is recorded as deferred revenue.

        Additionally, cardholders earn loyalty points from us based on their usage of the cards. These points may be used to redeem travel discounts or air tickets on our website. Because we do not have sufficient relevant historical data to estimate the ultimate number of points that will be redeemed, we have accrued for potential rewards assuming that all points earned will be redeemed for the maximum value.

  (m) Start-up Costs

        In accordance with SOP No. 98-5, Reporting on the Costs of Start-up Activities, we have expensed all start-up costs, including organizational costs, as incurred.

  (n) Business Risk and Concentrations of Credit Risk

        We operate in the online travel industry, which is a new, rapidly evolving, and competitive marketplace. Many travel suppliers, such as airlines, lodging, car rental companies, and cruise operators also offer and distribute travel products, including products from other travel suppliers, directly to the consumer through their own websites.

        A substantial portion of our revenue comes from transaction fees paid by travel suppliers for bookings made through our website. Air revenue from airline ticket transactions represented 66%, 76%, and 87% of total revenues for the years ended December 31, 2003, 2002, and 2001.

        Air revenue consisted of the following for the years ended December 31 (in thousands):

	December 31,
	2003	2002	2001
Transaction fees	$46,164	$43,252	$17,361
Booking incentives	38,041	44,017	16,367
Consumer service and other fees	63,254	45,461	4,024
Supplier Link transaction fees	11,412	1,140	—

Total air revenue	$158,871	$133,870	$37,752

        We have contractual agreements ranging from one to ten years with certain of our travel suppliers to pay specific transaction fees for bookings made through our website. The remaining travel suppliers pay us commissions at standard commission rates, which in certain circumstances are zero. If the remaining travel suppliers reduce or eliminate current standard commission rates, our revenues could be significantly reduced.

        We are subject to risks and uncertainties, many of which are common to growing technology based companies, including rapid technological change, managing a high rate of growth, potential new regulations affecting internet distribution, dependence on third-party technology, new service introductions, activities of competitors, dependence on key personnel, and limited operating history. We are also subject to regulatory risks and uncertainties relating to our status as a travel company and from our relationships with the Founding Airlines, which compete with each other in the operations of their own businesses, among others.

        Our accounts receivable are from companies primarily located in the United States, which are concentrated in the travel industry, and such accounts receivable are generally unsecured. We maintained an allowance for potential doubtful accounts of $168,000 and $215,000 at December 31, 2003 and 2002, respectively.

        As part of our standard agreement with airlines, much like any other travel company, we must pay face value to the air travel provider in the event tickets sold on our website are purchased fraudulently. We must also pay net rates to hotels in the event merchant hotel bookings sold on our website are purchased fraudulently. We have implemented various procedures and technologies to mitigate this risk. However, if a significant number of undetected fraudulent purchases were made through our website, we could incur losses relating to the payments due to air travel providers and merchant hotel transactions of a material amount. We maintained a liability for charges related to fraud of $864,000 and $2,911,000 at December 31, 2003 and 2002, respectively. We estimate the liability based primarily on historical data, but various factors could cause the ultimate amount of fraudulent charges incurred to be different from management's estimates and such differences could be material. During 2003, we revised our estimate of credit card fraud and reduced the accrual by $1,342,000 based on recent results achieved by our enhanced fraud prevention processes, as well as additional information regarding the final settlement of fraud charge backs and the timing of receipt of charge backs from our airline suppliers.

        We are liable to airline suppliers for errors made in the ticketing process that result in tickets being issued at the wrong price or under the wrong rules. Airline suppliers charge us debit memos for such errors, which we record as a reduction of air revenues. We record a reserve for debit memos based on our historical rate of occurrence and the average notification lag. We have had limited operating experience from which to calculate debit memo rates and lag time, and as we gain more historical data, we continue to evaluate our assumptions. During late 2002 and 2003, we implemented enhanced processes to evaluate and negotiate debit memos, which resulted in the Company settling claims for lower amounts than we originally estimated. As a result, we reduced our reserve for debit memos by $1.0 million in the fourth quarter of 2003. This reserve could change in the near future, depending on facts and circumstances, and such change could be material.

  (o) Recent Accounting Pronouncements

        In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003) (FIN 46), Consolidation of Variable Interest Entities (VIEs), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity and which was further amended and replaced by FIN 46R. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of any accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. We presently do not have any VIEs and as such, adoption of this pronouncement will not affect our operating results.

        FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31,

2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

(3)   Restricted Investments

        We had $8,802,000 and $3,729,000 of restricted investments at December 31, 2003 and 2002, respectively. These investments, primarily certificates of deposit, are restricted to secure letters of credit issued by financial institutions for our benefit and charges under single-use credit cards issued to certain of our vendors. The letters of credit were primarily issued to secure certain operating leases. Investments restricted for a period greater than one year from the balance sheet date are classified as long-term restricted investments.

(4)   Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31,
	2003	2002
Computer equipment and software	$46,488	$38,159
Furniture and office equipment	1,225	1,120
Leasehold improvements	2,757	2,757

	50,470	42,036
Less accumulated depreciation and amortization	(33,324)	(20,560)

Property and equipment, net	$17,146	$21,476

        We recorded depreciation and amortization expense related to property and equipment of $12,904,000, $12,514,000, and $7,975,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

(5)   Accrued Expenses

        Accrued expenses consisted of the following (in thousands):

	December 31,
	2003	2002
Reserve for credit card fraud	$864	$2,911
Reserve for debit memos	1,584	2,063
Accrued marketing expenses	10,863	5,912
Accrued merchant hotel payables	3,805	—
Accrued other expenses	7,816	3,933

Total	$24,932	$14,819

(6)   Income Taxes

        As discussed in note 2, prior to the IPO Exchange, no provision for Federal or state income taxes was recorded, as the primary operations of the Company resided in Orbitz, LLC, which was treated as a partnership for tax purposes. All operating losses of the partnership were allocated to the Founding

Airlines, pursuant to the limited liability company agreement. Following the IPO Exchange, all operating income or loss is allocated to Orbitz, Inc., which is taxed as a C Corporation.

        The IPO Exchange is treated as a taxable exchange of membership interests in Orbitz, LLC for shares of Series A non-voting convertible preferred stock, Class A common stock and Class B common stock of Orbitz, Inc., resulting in our Founding Airlines or their affiliates recognizing taxable gain. As a result, the aggregate tax basis of our tangible and intangible assets have been increased to their fair market value by an amount equal to the taxable gain recognized by our Founding Airlines or their affiliates. We recorded a net deferred tax asset of approximately $333,642,000 to reflect this increase in aggregate tax basis, of which 87% of the benefit actually realized will be paid to the Founding Airlines (see further information in the Tax Agreement section below). Any payments made to the Founding Airlines under the tax agreement are considered additional purchase price and would result in additional deferred tax assets to the Company. Additionally, we recorded approximately $12,515,000 of net deferred tax assets attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases for the periods prior to the IPO Exchange. The deferred tax asset recorded as a result of the IPO Exchange was offset by a full valuation allowance as we have determined that it is more likely than not that the net deferred tax assets will not be realized.

        We did not record a provision for income taxes from December 19, 2003, (date of the IPO Exchange) through December 31, 2003, as we incurred a net operating loss for the period and determined that it was more likely than not that the net deferred tax assets resulting from the net operating loss carryforward will not be realized.

        The income tax provision for the period subsequent to the IPO Exchange differed from the amounts computed by applying the U.S federal income tax rate to pretax income as a result of the following (in thousands):

December 19, 2003 (date of IPO Exchange) through December 31, 2003
Income tax benefit at the federal statutory rate of 35%	$(9,105)
Increase (reduction) in income taxes resulting from:
State income tax benefit, net of federal income tax benefit	(1,234)
Valuation allowance changes affecting the provision for income taxes	10,338
Other, net	1

Provision for income taxes	$—

        As of December 31, 2003, the Company has tax net operating loss carryforwards of approximately $2,706,000, which will be available to offset future taxable income. If not used, these carryforwards will expire in 2023.

        Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

December 31,
2003
Deferred tax assets:
Difference in basis of Orbitz, LLC net assets due to IPO Exchange	$332,789
Stock-based compensation	10,299
Start-up costs deferred and amortized for tax purposes	8,163
Deferred revenue	3,032
Accrued expenses and reserves	2,067
Net operating loss carryforward	1,076
Other	520

Total gross deferred tax asset	357,946
Less valuation allowance	(356,495)
Net deferred tax assets	1,451

Deferred tax liabilities:
Property and equipment, primarily due to differences in capitalized software development	(1,008)
Prepaid expenses	(443)

Total gross deferred tax liabilities	(1,451)

Net deferred income taxes	$—

        The valuation allowance for deferred tax assets as of the date of the IPO Exchange was approximately $346,157,000. The net change in the total valuation allowance from the IPO Exchange to December 31, 2003 was a increase of approximately $10,338,000.

  Tax Agreement

        On November 25, 2003, we entered into a tax agreement with our Founding Airlines or their affiliates governing the allocation of the approximately $333,642,000 of tax benefits that are attributable to the taxable IPO Exchange. For each tax period during the term of the tax agreement, we have agreed to pay to our Founding Airlines or their affiliates 87% of the amount of any tax benefit we actually realize as a result of the additional deductions. The term of the tax agreement commences upon consummation of the IPO Exchange and continues until all tax benefits of the IPO Exchange have been utilized or expired, which we expect will be at least 15 years.

        With respect to each applicable tax period, the tax benefit payment is payable to our Founding Airlines or their affiliates when we receive the tax benefit. These tax benefit payments are not conditioned upon a Founding Airline's or its affiliate's continued ownership interest in us. If we receive a notice or assessment from a taxing authority with respect to the tax treatment of the IPO Exchange, we will set the tax benefit payments aside in an interest-bearing escrow account until there is a final determination by the applicable tax authority. If any Founding Airline or its affiliate files for bankruptcy or is otherwise deemed insolvent, they must provide a letter of credit or other security to us in order to continue receiving tax benefit payments during its bankruptcy or insolvency.

        For purposes of the tax agreement, the tax benefits will be computed by comparing our actual income taxes to the taxes that we would have been required to pay had the taxable IPO Exchange been effected as a non-taxable exchange. We currently anticipate that our aggregate payments of those tax benefits to our Founding Airlines or their affiliates could exceed $290 million over the term of the tax agreement. The realization of the tax benefits is contingent upon our ability to generate significant amounts of taxable income in the future. The tax agreement provides that, upon a merger, asset sale or other form of business combination which results in a change of control, our obligations would continue under the tax agreement or our successor would be required to assume our obligations under the tax agreement.

        The tax agreement provides for the recalculation of tax benefits in the event of subsequent changes in the tax treatment of our tax items, including the filing of amended tax returns, the filing of refund claims, or a final determination from an applicable tax authority that we were not entitled to the tax benefits we have claimed and have paid out to our Founding Airlines or their affiliates in tax benefit payments. In such cases, each Founding Airline or its affiliate has agreed to repay to us all the excess tax benefit payments it has received and has also agreed to indemnify us for its proportionate share of all interest and penalties we may incur related to the tax treatment of the IPO Exchange. In addition, each Founding Airline or its affiliate has severally (and not jointly) agreed to indemnify us for (i) any breach of the tax agreement by such Founding Airline or its affiliate, or (ii) any failure by such Founding Airline or its affiliate to make payments to us as required under the tax agreement, in an amount not to exceed, in any event, the total tax benefit payments received by such Founding Airline or its affiliate and its proportionate share of the interest and penalties described above, if any.

        As of December 31, 2003, we have not realized any tax benefit as a result of the additional deductions resulting from the IPO Exchange, and therefore, have not recorded a liability for tax benefit payments under this agreement.

(7)   401(k) Savings Plan

        We have a savings plan (401(k) Plan) which qualifies as a defined contribution arrangement under Sections 401(a), 401(k), and 501(a) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a percentage of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All employees are eligible to participate in the 401(k) Plan.

(8)   Commitments and Contingencies

        In November 2001, we entered into a 10-year computer reservation system and related services agreement with Worldspan that expires in October 2011. This agreement was amended in December 2002, such that effective January 1, 2003, we guaranteed certain levels of minimum net air and car segments to be booked each calendar quarter through Worldspan's computer reservation system. The agreement provides that these minimum levels will be waived if we cure any shortfall within the quarter or if we elect to book 100% of net air and car segments through Worldspan for that quarter. In the event that we fall short of the minimum net segments without curing the shortfall, we would be required to pay $1.78 for each segment below the specified minimum. To date, no such shortfall has occurred.

        We have entered into a license agreement for software to price and search for airfares, which commenced on July 1, 2000, and terminates in September 2007. We have total remaining minimum license fee obligations of $3,375,000 due in 2004, $4,000,000 due in 2005, and $4,000,000 due in 2006.

        On January 10, 2004, NCR Corporation ("NCR") filed a complaint in the United States District Court for the Western District of Pennsylvania, alleging that we have infringed 13 separate business method patents allegedly owned by NCR. NCR served us with the complaint on or about February 19, 2004. While we believe that this lawsuit is without merit, we are exploring settlement possibilities with NCR. If we are not able to resolve this matter by agreement with NCR, we will vigorously defend this action.

        Additionally, we have entered into certain outsourcing agreements with companies to provide customer service and ticket fulfillment services. Although there are no significant minimum payments under these agreements, which expire at various dates through July 2007, we would be required to pay significant fees under certain circumstances should we decide to terminate the agreements early.

        In addition to the matter discussed above, we have certain contingencies resulting from litigation, government regulation and claims, some of which are incidental to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel and the nature of the contingencies to which the Company is subject, that the ultimate disposition of these contingencies either cannot be determined at the present time or will not materially affect our results of operations or financial position.

(9)   Related Party Transactions

        We derive revenue from our Founding Airlines from ticket distribution and customer support services. Additionally, we provide Booking Engine Services and other services to certain of our Founding Airlines. For the years ended December 31, 2003, 2002, and 2001, the Company received total revenues from its Founding Airlines of approximately $50,760,000, $35,982,000 and $13,498,000, respectively. Receivables outstanding from the Founding Airlines were approximately $3,232,000 and $2,710,000 at December 31, 2003 and 2002, respectively.

        As discussed in note 7, we have an agreement with Worldspan, which was previously owned by Delta Air Lines, Northwest Airlines, and American Airlines or their respective affiliates. On July 1, 2003, these airlines sold their interest in Worldspan and therefore, it ceased to be a related party. Worldspan pays us incentives for air and car bookings made on our website through the Worldspan reservation system. We recognized revenues from Worldspan for the years ended December 31, 2003, 2002, and 2001 in the amount of $40,912,000, $46,003,000, and $16,840,000, respectively. The related receivables outstanding from Worldspan totaled $2,876,000 at December 31, 2002. The Company also had accounts payable to Worldspan for various items totaling $65,000 at December 31, 2002.

        The Founding Airlines provide Orbitz with access to the fares and rates generally available to the public and also provide certain in-kind marketing support to the Company. In return, we rebate to the Founding Airlines a portion of the booking incentives received from the reservation system provider. Such rebates amounted to $11,358,000, $13,903,000, and $6,067,000 for the years ended December 31, 2003, 2002, and 2001, respectively, and are included as a component of cost of revenue in the accompanying consolidated and combined statements of operations. The related payables outstanding to the Founding Airlines totaled approximately $2,810,000 and $3,089,000 at December 31, 2003 and 2002, respectively.

        On August 1, 2001, we entered into an alliance agreement with Hotwire, which was previously owned by our Founding Airlines or their respective affiliates, among others, to offer reciprocal co-marketing links between our website and Hotwire's website. On November 5, 2003, the Founding Airlines sold their interests in Hotwire and therefore Hotwire ceased to be a related party. For the years ended December 31, 2003, 2002, and 2001, we recognized other revenues of $6,864,000, $5,784,000, and $1,527,000 from Hotwire, primarily for advertising on our website. Related receivables outstanding from Hotwire were $149,000 at December 31, 2002. Additionally, we recorded sales and marketing expense related to our alliance agreement with Hotwire of $1,140,000, $530,000 and zero for the years ended December 31, 2003, 2002 and 2001, respectively. Related payables outstanding were $129,000 at December 31, 2002.

        We have an outstanding loan to the Chairman, President and Chief Executive Officer of the Company, evidenced by a promissory note and stock pledge agreement executed in 2001. The loan is secured by a pledge of 83,333 shares of common stock of Orbitz. The note accrues interest at a rate equal to the applicable Federal Rate, and is adjusted and compounded semi-annually. As of December 31, 2003 and 2002, the amount outstanding, including accrued interest, was $269,000 and

$260,000, respectively, and is included in other long-term assets on the accompanying consolidated and combined balance sheets.

(10) Equity

        (a) Orbitz, Inc.

        Prior to the restructuring discussed below, Orbitz, Inc. was authorized to issue 22,059 shares of $0.001 par value Series A preferred stock and 22,082,059 shares of $0.001 par value common stock. Series A preferred stock was entitled to one vote and was convertible into common stock at the conversion price of $1.00011 per share. Common stock of Orbitz, Inc. was nonvoting and the holders of shares were not entitled to any preemptive right to subscribe to stock of any class.

  Restructuring

        On April 10, 2002, the Company entered into a restructuring transaction to, among other things: (1) restructure the capitalization of Orbitz, Inc. to facilitate ownership by the Founding Airlines or their affiliates and future investors in Orbitz, Inc., (2) designate Orbitz, Inc. as the sole manager of Orbitz, LLC, and (3) adopt the 2002 Stock Plan. To accomplish this restructuring, a new wholly owned entity, CANDU, Inc., was formed by the Founding Airlines or their affiliates and issued to such Founding Airlines or their affiliates an aggregate of 6,829 shares of its Class B common stock. CANDU, Inc. was then merged with and into Orbitz, Inc. As a result of this restructuring transaction: (1) Orbitz, Inc. adopted the form of the certificate of incorporation of CANDU, Inc. as its certificate of incorporation and (2) the capitalization of Orbitz, Inc. was restructured to give effect to the current capitalization of CANDU, Inc. by converting all outstanding shares of Class B common stock of CANDU, Inc. into shares of Class B common stock of Orbitz, Inc., converting all outstanding shares of common stock of Orbitz, Inc. into Class C common stock of Orbitz, Inc. and canceling all outstanding shares of Series A preferred stock of Orbitz, Inc. Also in connection with the restructuring, Orbitz, Inc. amended and restated its bylaws and adopted the CANDU, Inc. 2002 Stock Plan as its 2002 Stock Plan, and the limited liability company agreement of Orbitz, LLC was amended to designate Orbitz, Inc. as the sole manager.

  1-for-3 Reverse Split

        On November 25, 2003, the Company filed an amended and restated certificate of incorporation reflecting a 1-for-3 reverse split of Orbitz, Inc. common stock and Orbitz, LLC units. The accompanying financial statements give retroactive effect to the reverse split for all periods presented.

  Authorized Stock

        In connection with the IPO, the Company revised its authorized capital shares to include 310,000,000 shares of stock, consisting of: 175,000,000 shares of Class A common stock; 100,000,000 shares of Class B common stock and 35,000,000 shares of preferred stock. The Class B common stock consists of five series, each of which have 20,000,000 authorized shares. Of the preferred stock, 434,782 shares have been designated as Series A preferred stock.

  Class A Common Stock

        Holders of Class A common stock are entitled to one vote per share. Holders of shares of all classes of common stock will vote as a single class on all matters submitted to a vote of shareholders, including the election of the Class A directors, except as provided in the Company's certificate of incorporation, bylaws, or otherwise required by law.

  Class B Common Stock

        Holders of Class B common stock are entitled to ten votes per share on all matters submitted to a vote of the shareholders. However, each holder of Class B common stock is only entitled to one vote per share on all matters submitted to a vote of the holders of Class B common stock voting separately as a class or voting separately as a series within such class. Upon such time as any holder of Class B common stock together with its affiliates ceases to own 2,421,360 shares of Class B and Class A common stock in the aggregate (as adjusted to give effect to any stock split, stock dividend, reclassification, recapitalization, or other event), such holder's voting power will be reduced to one vote per share of Class B common stock. Upon the earlier of such time as (1) the holders of Class B common stock, together with their affiliates, cease to own 15% of outstanding common stock or (2) either fewer than two series of Class B common stock are entitled to supervoting rights or fewer than two unaffiliated persons who separately possess a majority of the voting power of two or more separate series of Class B common stock are entitled to supervoting rights, then all holders of Class B common stock will have their voting power reduced to one vote per share of Class B common stock.

        Each share of Class B common stock is convertible at any time, at the option of the holder, into one share of Class A common stock.

        Upon liquidation, dissolution, or the winding-up of Orbitz, Inc., the holders of each class of common stock are entitled to share ratably in all assets available for distributions after payment in full to creditors and payment of any liquidation preference.

  (b) Orbitz, LLC

        Orbitz, LLC was authorized to issue 35,877,154 units of Class A membership interests and 608 units of Class B membership interests. Losses were allocated among the Class A members and Class B members with positive adjusted capital account balances in proportion to such positive adjusted capital account balances.

        On December 19, 2003, immediately prior to the closing of the IPO, the Founding Airlines converted all of their Class A and Class B LLC units to shares of Class A and Class B common stock and redeemable Series A non-voting convertible preferred stock in Orbitz, Inc. in the IPO Exchange. Subsequent to the IPO Exchange, all income or losses of the LLC are allocated to Orbitz, Inc. and O Holdings, Inc. in proportion to their ownership interests.

(11) Redeemable Series A Non-voting Convertible Preferred Stock

        In connection with the IPO Exchange, we issued 434,782 shares of redeemable Series A non-voting convertible preferred stock (Series A preferred stock) to our Founding Airlines, which subsequently sold the shares to a private investor. Series A preferred stock is nonvoting, has a face value of $26.00 per share and earns dividends at a rate of 3.0% of the face value per annum, payable quarterly. At any time from and after December 19, 2008, the holders of the Series A preferred stock shall have the right to require the Company to redeem the shares for cash at the Redemption Price, which is equal to the face value plus an annual accretion factor of 2.0% and any accrued but unpaid dividends. In lieu of paying the redemption price in cash, the Company may elect, in its sole option, to exchange such shares of Series A preferred stock for shares of Class A common stock having a fair market value equal to the Redemption Price. At any time from and after June 19, 2009, the Company shall have the right to redeem all of the Series A preferred shares for cash at the Redemption Price. Additionally, the holders of Series A preferred stock shall have the right to convert their shares for shares of Class A common stock on a one-for-one basis at any time from and after December 19, 2008. Because the Series A preferred stock is redeemable at the option of the holders, we reflect it outside of the equity section at its Redemption Price in the accompanying consolidated and combined balance sheets.

(12) Stock-based Compensation

        In May 2000, the board of directors of Orbitz, Inc. adopted the 2000 Stock Plan (the 2000 Plan). The 2000 Plan was amended in June 2001, increasing the amount of shares of common stock available for grant. Under the terms of the 2000 Plan, options may be granted to employees, consultants, and directors. Typically, options granted to employees vest ratably over three to four years, and generally expire ten years from the date of grant. Shares issued under the 2000 Plan may be subject to right of first refusal, repurchase options, or other conditions and restrictions as determined by the board of directors. In connection with the restructuring discussed in note 9, shares available for grant were frozen such that no further shares may be issued under this plan. Options forfeited under the 2000 Plan are added to the shares available for grant under the 2002 Plan discussed below. Total options reserved for issuance under the 2000 Plan as of December 31, 2003 were 3,251,839. There are no shares available for grant under the 2000 Plan.

        In April 2002, the Company adopted the 2002 Stock Option Plan (the 2002 Plan). Options granted under the 2002 Plan generally expire 10 years from issuance and vest over four years, with 25% vesting one year from grant date and the remainder vesting ratably over the next three years. There are 5,310,626 shares reserved for issuance, and 2,624,410 shares available for grant under the 2002 Plan.

        The following table summarizes the Orbitz, Inc. stock option activity:

	Number of shares	Weighted average exercise price per share
Outstanding at December 31, 2000	1,567,833	6.96
Granted	4,322,750	6.96
Canceled	(398,680)	6.96

Outstanding at December 31, 2001	5,491,903	6.96
Granted	444,167	8.88
Exercised	(45,358)	6.96
Canceled	(248,019)	7.05

Outstanding at December 31, 2002	5,642,693	7.11
Granted with an exercise price equal to fair market value	282,237	17.16
Granted with an exercise price below fair market value	537,472	13.39
Exercised	(298,643)	6.96
Canceled	(225,704)	7.62

Outstanding at December 31, 2003	5,938,055	$8.14

Exercisable at December 31, 2001	624,834	$6.96
Exercisable at December 31, 2002	2,616,568	6.96
Exercisable at December 31, 2003	3,868,496	7.09

        The following table summarizes information about all stock options outstanding at December 31, 2003:

Exercise price	Options outstanding	Weighted average exercise price	Weighted average remaining contractual life (years)	Options exercisable	Weighted average exercise price
$6.96	5,005,031	$6.96	7.08	3,811,451	$6.96
$13.02-$17.52	829,104	13.26	9.32	45,338	13.03
$21.06-$26.00	103,920	24.27	9.93	11,707	26.00

	5,938,055			3,868,496

        During 2001, Orbitz, Inc. granted 14,368 shares of restricted common stock to certain officers of the Company. The fair market value of these shares at the date of grant was $6.96. These shares vested over a period ranging from nine to thirty-six months. The Company recorded, as a reduction of equity, approximately $100,000 during 2001 of unearned compensation relating to the issuance of these shares. Compensation expense was recorded equally over the vesting period.

        During 2002, the Company issued 30,262 shares of Class C common stock to certain employees in lieu of cash payment for their bonus. The Company recorded related compensation expense of approximately $211,000 on the date of issuance.

        During 2003, Orbitz, Inc. granted 150,000 shares of restricted common stock to certain officers of the Company. The fair market value of these shares at the date of grant ranged from $13.02 to $13.98, and the Company recorded $2,715,000 of unearned compensation related to this issuance as a reduction of equity. Compensation expense is being recorded equally over the forty-eight month vesting period.

        We are obligated to make a one-time payment to our Chairman, President, and Chief Executive Officer, in cash, for an amount calculated by multiplying 83,333 by the difference between $30.00 and the average closing price of our common stock (if less than $30.00) for the preceding 20 days on any of the following dates: (1) the first four anniversaries of July 6, 2003, (2) 30 days after the completion of our IPO, or (3) upon Mr. Katz's resignation or termination by us for any reason. The difference between $30.00 and the fair value at date of grant was recognized as compensation expense over three years. For the years ended December 31, 2003, 2002, and 2001, the Company recognized $320,000, $640,000, and $640,000, respectively, of compensation expense related to this agreement. In January, 2004, 30 days after the completion of the IPO, Mr. Katz first became eligible to receive payment under this agreement, but did not elect to exercise his right at such time.

(13) Lease Obligations

        We have entered into leasing arrangements for office space, computer hardware, and various types of networking equipment. These leases expire at various dates in the future through November 2012. Total rent expense for the years ended December 31, 2003, 2002, and 2001 was $7,307,000, $9,370,000 and $9,884,000, respectively.

        As of December 31, 2003, the future minimum lease payments due under noncancelable operating leases were as follows (in thousands):

Year ending December 31:
2004	$3,545
2005	2,506
2006	1,242
2007	1,279
2008	1,317
Thereafter	5,549

Total minimum lease payments	$15,438

(14) Pro Forma Net Loss Per Share (Unaudited)

        Before the December 2003 IPO Exchange, ownership in the enterprise was reflected primarily through membership in Orbitz, LLC, with only a small number of outstanding shares in Orbitz, Inc. The financial statements of Orbitz, Inc. and Orbitz, LLC were presented on a combined basis and accordingly, there was no single capital structure upon which to calculate historical earnings per share information. In addition, management has determined that presentation of earnings per share of Orbitz, Inc. for 2003 and prior periods is not meaningful.

        Pro forma net loss per share is calculated based on the weighted average number of shares outstanding assuming that all units held by members in Orbitz, LLC had been converted to shares in Orbitz, Inc. as of the date such units were issued and the automatic conversion of Class C common stock to Class A common stock that occurred immediately prior to the IPO. Pro forma net loss to common shareholders reflects charges for dividends and accretion on the preferred stock as if it had been outstanding at the beginning of each period presented.

        Pro forma net loss per share is calculated as follows:

	2003	2002	2001
Net loss	$(16,029)	$(17,875)	$(103,237)
Pro forma dividends and accretion on preferred stock	(565)	(565)	(565)

Pro forma net loss attributable to common shareholders	$(16,594)	$(18,440)	$(103,802)

Pro forma net loss per common share—basic and diluted	$(0.46)	$(0.53)	$(3.72)

Pro forma weighted average number of shares outstanding—basic and diluted	35,919	35,109	27,877

Anti-dilutive securities not included in pro forma net loss per common share
Options	1,979	1,095	—
Unvested restricted stock	74	—	58
Convertible preferred stock	435	435	435

Total	2,488	1,530	493

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Previously reported under the caption "Change in Independent Accountants" in our Registration Statement on Form S-1, as amended, Registration No. 333-88646, filed on May 20, 2002.

Item 9A.    Controls and Procedures.

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

        There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Information regarding the directors and executive officers of the Company is incorporated herein by reference to the information set forth under the captions "Election of Directors" and "Executive Officers" in the 2004 Proxy Statement. The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2004 Proxy Statement is also incorporated herein by reference. Information regarding an audit committee financial expert is also incorporated herein by reference to the information set forth under "Audit Committee Report" in the 2004 Proxy Statement.

        The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and has disclosed such Code of Ethics on its website at www.orbitz.com.

Item 11.    Executive Compensation.

        Information regarding executive compensation is incorporated herein by reference to the materials under the caption "Compensation of Executive Officers" in the 2004 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the materials under the caption "Security Ownership" in the 2004 Proxy Statement and information regarding equity compensation plans is incorporated herein by reference to the materials under caption "Compensation of Executive Officers—Equity Compensation Plan Information" in the 2004 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions.

        Information regarding certain relationships and related transactions is incorporated herein by reference to the information set forth under the caption "Certain Relationships and Related Party Transactions" in the 2004 Proxy Statement.

Item 14.    Principal Accountant Fees and Services

        Information regarding principal accountant fees and services is incorporated herein by reference to the information set forth under the caption "Information Regarding Our Independent Public Accountants—Principal Accountant Fees and Services" in the 2004 Proxy Statement.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

        (A)  The following documents are filed as part of this report:

          1.     Financial Statements.

2003 Form 10-K Page
Independent Auditors' Report	page 62 of Form 10-K
Consolidated and Combined Balance Sheets as of December 31, 2003 and 2002	page 63 of Form 10-K
Consolidated and Combined Statements of Operations for the years ended December 31, 2003, 2002 and 2001	page 64 of Form 10-K
Consolidated and Combined Statements of Equity for the years ended December 31, 2003, 2002 and 2001	page 65 of Form 10-K
Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	page 67 of Form 10-K
Notes to Consolidated and Combined Financial Statements	page 68 of Form 10-K

          2.     Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:

        All other schedules are omitted because they are not applicable, not required, or because the required information is included in the Consolidated Financial Statement of Orbitz, Inc. or the Notes thereto.

          3.     The exhibits filed with this report are listed on the "Exhibit Index."

        (B)  Report on Form 8-K.

    None.

        (C)  Exhibit Index.

    Reference is made to the Exhibit Index beginning on page 89 hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBITZ, INC.
By:	/s/ JEFFREY G. KATZ Jeffrey G. Katz Chairman of the Board, President and Chief Executive Officer

Date: March 18, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY G. KATZ Jeffrey G. Katz	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 18, 2004
/s/ JOHN J. PARK John J. Park	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2004
/s/ MARC L. ANDREESSEN Marc L. Andreessen	Director	March 18, 2004
/s/ VINCENT F. CAMINITI Vincent F. Caminiti	Director	March 18, 2004
/s/ DANIEL P. GARTON Daniel P. Garton	Director	March 18, 2004
/s/ J. TIMOTHY GRIFFIN J. Timothy Griffin	Director	March 18, 2004
/s/ DOUGLAS A. HACKER Douglas A. Hacker	Director	March 18, 2004
/s/ SCOTT D. MILLER Scott D. Miller	Director	March 18, 2004
/s/ JEFFERY A. SMISEK Jeffery A. Smisek	Director	March 18, 2004

ORBITZ, INC. AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(in thousands of dollars)

Valuation and Qualifying Accounts and Reserves

Allowances for Doubtful Accounts	Balance at Beginning of Year	Provisions/ Charges to Income (a)	Amounts Charged Off Net of Recoveries	Balance at End of Year
Year ended December 31, 2003
Allowance for doubtful accounts	$215	$77	$(124)	$168
Year ended December 31, 2002
Allowance for doubtful accounts	$17	$198	$—	$215
Year ended December 31, 2001
Allowance for doubtful accounts	$—	$17	$—	$17
(a)
Represents provisions related to allowances for doubtful accounts

See accompanying independent auditors' report.

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Orbitz, Inc. (incorporated by reference to Exhibit No. 3.1 to Amendment No. 5 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of November 26, 2003)
3.2
Amended and Restated Bylaws of Orbitz, Inc. (incorporated by reference to Exhibit No. 3.2 to Amendment No. 5 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of November 26, 2003)
4.1
Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit No. 4.1 to Amendment No. 5 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of November 26, 2003)
4.2
Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit No. 4.2 to Amendment No. 5 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of November 26, 2003)
4.3
Certificate of Designations, Preferences and Rights of Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit No. 4.3 to Amendment No. 5 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of November 26, 2003)
10.1
Form of Second Amended and Restated Airline Charter Associate Agreement between Orbitz and the Founding Airlines (incorporated by reference to Exhibit No. 10.1 to Amendment No. 5 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of November 26, 2003)
10.2
Form of Supplier Link Agreement between Orbitz and certain airline charter associates (incorporated by reference to Exhibit No. 10.2 to Amendment No. 3 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, filed on October 21, 2003)
10.3
Amended and Restated Agreement for CRS Access and Related Services, dated as of November 1, 2001, between Orbitz and Worldspan, L.P. (incorporated by reference to Exhibit No. 10.3 to Amendment No. 6 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of December 10, 2003)
10.4
First Amendment to the Amended and Restated Agreement for CRS Access and Related Services, dated as of December 13, 2002, between Orbitz and Worldspan, L.P. (incorporated by reference to Exhibit No. 10.4 to Amendment No. 6 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of December 10, 2003)
10.5
Letter Amendment to the Amended and Restated Agreement for CRS Access and Related Services, dated December 23, 2002, between Orbitz and Worldspan, L.P. (incorporated by reference to Exhibit No. 10.5 to Amendment No. 6 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of December 10, 2003)

10.6
Amended and Restated Software License Agreement, dated as of May 15, 2002, between Orbitz and ITA Software, Inc. (incorporated by reference to Exhibit No. 10.6 to Amendment No. 6 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of December 10, 2003)
10.7
Amendment to the Amended and Restated Software License Agreement, dated as of January 24, 2003, between Orbitz and ITA Software, Inc. (incorporated by reference to Exhibit No. 10.7 to Amendment No. 6 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of December 10, 2003)
10.8
Amendment to the Amended and Restated Software License Agreement, dated as of June 19, 2003, between Orbitz and ITA Software, Inc. (incorporated by reference to Exhibit No. 10.8 to Amendment No. 3 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, filed on October 21, 2003)
10.9
Software Maintenance, Data Services and Operations Service Level Agreement, dated as of January 1, 2001, as amended on May 15, 2002, between Orbitz and ITA Software, Inc. (incorporated by reference to Exhibit No. 10.9 to Amendment No. 6 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of December 10, 2003)
10.10
Development, License and Hosting Agreement, dated as of September 9, 2001, between Orbitz and American Airlines, Inc. (incorporated by reference to Exhibit No. 10.10 to Amendment No. 7 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, filed on December 16, 2003)
10.11
Amendment No. 1 to the Development, License and Hosting Agreement, dated as of May 10, 2002, between Orbitz and American Airlines, Inc. (incorporated by reference to Exhibit No. 10.11 to Amendment No. 3 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, filed on October 21, 2003)
10.12
Development, License and Hosting Agreement, dated as of March 8, 2002, between Orbitz and Northwest Airlines, Inc. (incorporated by reference to Exhibit No. 10.12 to Amendment No. 7 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, filed on December 16, 2003)
10.12(a)*	First Amendment to the Development, License and Hosting Agreement, dated as of December 30, 2003, between Orbitz and Northwest Airlines, Inc.
10.13
Agreement, dated as of January 7, 2002, between Orbitz and Pegasus Solutions, Inc. (incorporated by reference to Exhibit No. 10.13 to Amendment No. 6 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of December 10, 2003)
10.14
Assignment and Assumption Agreement, dated as of February 8, 2002, by and between Pegasus Solutions, Inc. and Hotel Distribution System, LLC (now known as Travelweb LLC) (incorporated by reference to Exhibit No. 10.14 to Amendment No. 4 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, filed on October 24, 2003)
10.15
Services Agreement, dated as of April 22, 2002, between Orbitz and Rosenbluth International, Inc. (Up--Stream) (incorporated by reference to Exhibit No. 10.15 to Amendment No. 6 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of December 10, 2003)

10.16
Amendment No. 1 to the Services Agreement, dated as of January 8, 2003, between Orbitz and Rosenbluth International, Inc. (Up--Stream) (incorporated by reference to Exhibit No. 10.16 to Amendment No. 6 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of December 10, 2003)
10.17
Amendment No. 2 to the Services Agreement, dated as of July 25, 2003, between Orbitz and Rosenbluth International, Inc. (Up--Stream) (incorporated by reference to Exhibit No. 10.17 to Amendment No. 6 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of December 10, 2003)
10.18
Letter Agreement for online advertising, dated as of August 28, 2002, between Orbitz and American Airlines, Inc. (incorporated by reference to Exhibit No. 10.18 to Amendment No. 3 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, filed on October 21, 2003)
10.19**
Promissory Note and Stock Pledge Agreement, dated as of August 31, 2001, between Orbitz and Jeffrey G. Katz (incorporated by reference to Exhibit No. 10.19 to Amendment No. 3 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, filed on October 21, 2003)
10.20**
Employment Agreement, dated as of July 6, 2003, between Orbitz and Jeffrey G. Katz (incorporated by reference to Exhibit No. 10.20 to Amendment No. 3 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, filed on October 21, 2003)
10.21**
Employment Agreement, dated as of October 2, 2000, between Orbitz and John J. Park (incorporated by reference to Exhibit No. 10.21 to Amendment No. 3 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, filed on October 21, 2003)
10.22**
Employment Agreement, dated as of July 1, 2003, between Orbitz and Christopher T. Hjelm (incorporated by reference to Exhibit No. 10.22 to Amendment No. 3 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, filed on October 21, 2003)
10.23**
Employment Agreement, dated as of August 18, 2003, between Orbitz and John R. Samuel (incorporated by reference to Exhibit No. 10.23 to Amendment No. 3 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, filed on October 21, 2003)
10.24**
Restricted Stock Agreement, dated as of July 12, 2001, between Orbitz and Jeffrey G. Katz (incorporated by reference to Exhibit No. 10.24 to Amendment No. 3 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, filed on October 21, 2003)
10.25**
Restricted Stock Agreement, dated as of May 7, 2001, between Orbitz and John J. Park (incorporated by reference to Exhibit No. 10.25 to Amendment No. 3 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, filed on October 21, 2003)
10.26**
Restricted Stock Agreement, dated June 16, 2003, between Orbitz and John J. Park (incorporated by reference to Exhibit No. 10.26 to Amendment No. 3 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, filed on October 21, 2003)

10.27**
Restricted Stock Agreement, dated as of July 1, 2003, between Orbitz and Christopher T. Hjelm (incorporated by reference to Exhibit No. 10.27 to Amendment No. 3 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, filed on October 21, 2003)
10.28**
Restricted Stock Agreement, dated as of July 6, 2003, between Orbitz and Jeffrey G. Katz (incorporated by reference to Exhibit No. 10.28 to Amendment No. 3 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, filed on October 21, 2003)
10.29**
Restricted Stock Agreement, dated as of August 18, 2003, between Orbitz and John R. Samuel (incorporated by reference to Exhibit No. 10.29 to Amendment No 3 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, filed on October 21, 2003)
10.30**
Orbitz, Inc. 2000 Stock Plan (incorporated by reference to Exhibit No. 10.30 to Amendment No. 3 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, filed on October 21, 2003)
10.31**
Amended and Restated Orbitz, Inc. 2002 Stock Plan (incorporated by reference to Exhibit No. 10.31 to Amendment No. 5 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of November 26, 2003)
10.31(a)**
Amendment to the Amended and Restated Orbitz, Inc. 2002 Stock Plan (incorporated by reference to Exhibit No. 10.31(a) to Amendment No. 5 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of November 26, 2003)
10.32**
Form of Indemnification Agreement between Orbitz and each director (incorporated by reference to Exhibit No. 10.32 to Amendment No. 5 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of November 26, 2003)
10.33
Agreement of Lease, dated as of October 1, 2000, between Orbitz and 200 South Wacker Drive, L.L.C. (incorporated by reference to Exhibit No. 10.33 to Amendment No. 3 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, filed on October 21, 2003)
10.34
First Lease Amendment, dated as of March 1, 2001, between Orbitz and 200 South Wacker Drive, L.L.C. (incorporated by reference to Exhibit No. 10.34 to Amendment No. 3 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, filed on October 21, 2003)
10.35
Second Lease Amendment, dated as of December 1, 2002, between Orbitz and 200 South Wacker Drive, L.L.C. (incorporated by reference to Exhibit No. 10.35 to Amendment No. 3 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, filed on October 21, 2003)
10.36
Tax Agreement, dated as of November 25, 2003, between Orbitz and American Airlines, Inc., Continental Airlines, Inc., Omicron Reservations Management, Inc., Northwest Airlines, Inc. and United Air Lines, Inc. (incorporated by reference to Exhibit No. 10.36 to Amendment No. 5 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of November 26, 2003)

10.37
Exchange Agreement, dated as of November 25, 2003, between Orbitz, Inc., Orbitz, LLC, American Airlines, Inc., Continental Airlines, Inc., Omicron Reservations Management, Inc., Northwest Airlines, Inc. and United Air Lines, Inc. (incorporated by reference to Exhibit No. 10.37 to Amendment No. 5 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of November 26, 2003)
10.37(a)
Certificate of Incorporation of Orbitz, Inc. (to be amended and restated in its entirety prior to the closing of the initial public offering of Orbitz, Inc. Class A common stock) (incorporated by reference to Exhibit No. 10.37(a) to Amendment No. 7 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, filed on December 16, 2003)
10.37(b)
Amendment No. 1 to the Exchange Agreement (incorporated by reference to Exhibit No. 10.37(b) to Amendment No. 7 to the Registration Statement on Form S-1 of Orbitz, Inc., filed on December 16, 2003, Registration No. 333-88646,)
10.38
Third Party Private Label Interface Agreement, dated as of December 15, 2000, between Orbitz and Pegasus Solutions, Inc. (incorporated by reference to Amendment No. 6 to Exhibit No. 10.38 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of December 10, 2003)
10.39
Amendment to Third Party Private Label Interface Agreement, dated as of December 15, 2002, between Orbitz and Pegasus Solutions, Inc. (incorporated by reference to Exhibit No. 10.39 to Amendment No. 6 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of December 10, 2003)
21.1*	Subsidiaries of Orbitz, Inc.
23.1*	Consent of KPMG LLP
31.1*	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

**
Management contract or compensatory plan or agreement.

QuickLinks

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7a. Quantitative and Qualitative Disclosure About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
ORBITZ, INC. AND SUBSIDIARIES Consolidated and Combined Statements of Operations (In thousands)
ORBITZ, INC. AND SUBSIDIARIES Consolidated and Combined Statements of Equity (In thousands, except share amounts)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
SIGNATURES
Exhibit Index