Form 10-Q
period 2004-03-31
ORBITZ INC
filed 2004-05-14
CIK 1173495

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

COMMISSION FILE NUMBER 000-50515

ORBITZ, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	52-2237052 (I.R.S. EMPLOYER IDENTIFICATION NO.)
200 S. WACKER DRIVE, SUITE 1900 CHICAGO, ILLINOIS (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	60606 (ZIP CODE)

(312) 894-5000
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒-Yes    ☐-No

        Indicate by check mark whether the registrant is an accelerated filer ☐ Yes    ☒ No

        As of May 7, 2004 the registrant had outstanding 13,105,402 shares of Class A common stock, $0.001 par value, and 27,269,809 shares of Class B common stock, $0.001 par value.

ORBITZ, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORBITZ, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$147,000	$173,939
Short-term investments, including restricted investments of $9,802 and $7,537 at March 31, 2004 and December 31, 2003, respectively	25,725	7,537
Accounts receivable, net of allowance of $132 as of March 31, 2004 and $168 as of December 31, 2003	14,780	11,031
Due from related parties	3,578	3,305
Prepaid expenses	7,857	4,973
Other current assets	1,434	1,394

Total current assets	200,374	202,179

Property and equipment, net	15,702	17,146

Other long-term assets:
Long-term investments, including restricted investments of $965 and $1,265 as of March 31, 2004 and December 31, 2003, respectively	27,886	1,265
Other assets, net	349	355

Total other long-term assets	28,235	1,620

Total assets	$244,311	$220,945

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$7,045	$5,206
Accrued compensation	3,461	6,309
Accrued supplier rebates	1,211	899
Due to related parties	3,130	2,810
Accrued expenses	31,342	24,932
Deferred revenue	24,026	11,896

Total current liabilities	70,215	52,052

Long-term liabilities	7,322	6,924

Redeemable Series A non-voting convertible preferred stock, $26.00 face value; 434,782 shares authorized, issued and outstanding at March 31, 2004 and December 31, 2003, stated at redemption price	11,396	11,323

Shareholders' Equity	155,378	150,646

Total liabilities and shareholders' equity	$244,311	$220,945

See accompanying notes to condensed consolidated and combined financial statements.

ORBITZ, INC. AND SUBSIDIARIES

Consolidated and Combined Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues, net:
Air revenues, net	$43,116	$35,392
Other travel revenues	17,699	7,359
Other revenues	9,442	6,717

Total revenues, net	70,257	49,468
Cost of revenues	20,017	17,765

Gross profit	50,240	31,703

Operating expenses:
Sales and marketing	32,492	22,574
Technology and development	7,945	6,371
General and administrative	6,722	4,837
Stock-based compensation*	1,755	499

Total operating expenses	48,914	34,281

Operating income (loss)	1,326	(2,578)
Interest income	534	192

Income (loss) before provision for income taxes	1,860	(2,386)
Provision for income taxes	—	—

Net income (loss)	1,860	(2,386)
Less: dividends and accretion on redeemable Series A non-voting convertible preferred stock	(141)	—

Net income available to common shareholders	$1,719	$(2,386)

Earnings per common share:
Basic	$0.04

Diluted	$0.04

Weighted average shares used to calculate earnings per common share:
Basic	39,990

Diluted	42,754

*Stock-based compensation:
Sales and marketing	$40	$291
Technology and development	39	—
General and administrative	1,676	208

Total stock-based compensation	$1,755	$499

See accompanying notes to condensed consolidated and combined financial statements.

ORBITZ, INC. AND SUBSIDIARIES

Consolidated Statement of Equity

(In thousands, except share amounts)

	Common Stock
	Class A		Class B				Accumulated Other Comprehensive Income
					Additional Paid-in Capital	Unearned Compensation		Accumulated Deficit
	Shares	Amount	Shares	Amount					Total Equity
Balance—December 31, 2003	12,813,212	$13	27,269,809	$27	$179,001	$(2,382)	$—	$(26,013)	$150,646
Stock-based compensation expense	—	—	—	—	1,585	170	—	—	1,755
Exercise of stock options	292,190	—	—	—	2,033	—	—	—	2,033
Dividends on preferred stock	—	—	—	—	(85)	—	—	—	(85)
Accretion on preferred stock	—	—	—	—	(56)	—	—	—	(56)
Costs related to the December 2003 initial public offering	—	—	—	—	(811)	—	—	—	(811)
Comprehensive income:
Net income	—	—	—	—	—	—	—	1,860	—
Unrealized gain on available for sale securities	—	—	—	—	—	—	36	—	—
Total comprehensive income	—	—	—	—	—	—	—	—	1,896

Balance— March 31, 2004 (unaudited)	13,105,402	$13	27,269,809	$27	$181,667	$(2,212)	$36	$(24,153)	$155,378

See accompanying notes to condensed consolidated and combined financial statements.

ORBITZ, INC. AND SUBSIDIARIES

Consolidated and Combined Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,860	$(2,386)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	3,550	2,921
Stock-based compensation	1,755	499
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	(3,749)	(274)
Prepaid expenses and other current assets	(2,924)	(1,049)
Accounts payable	1,839	667
Due to/from related parties	47	(5,920)
Accrued liabilities	3,874	2,046
Deferred revenue	12,130	3,587
Other liabilities, net	398	516

Net cash and cash equivalents provided by operating activities	18,780	607

Cash flows from investing activities:
Purchases of property and equipment	(2,100)	(3,082)
Purchases of investments	(45,482)	(462)
Redemptions of investments	709	1,171

Net cash and cash equivalents used in investing activities	(46,873)	(2,373)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,033	126
Costs related to the December 2003 initial public offering	(811)	—
Dividends paid on preferred stock	(68)	—

Net cash and cash equivalents provided by financing activities	1,154	126

Net change in cash and cash equivalents	(26,939)	(1,640)
Cash and cash equivalents, beginning of period	173,939	56,028

Cash and cash equivalents, end of period	$147,000	$54,388

See accompanying notes to condensed consolidated and combined financial statements.

ORBITZ, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated and Combined Financial Statements
(unaudited)

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

        We generate the majority of our revenues from payments from the travel suppliers whose services we sell, from the distribution and reservation services we utilize and from customers who purchase travel on our website. We also generate revenues from other sources, such as from companies that advertise and sell travel-related products on our website. Additionally, we license components of our technology to selected airlines as a platform for their websites and provide ongoing website hosting services to these airlines.

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

        On December 18, 2003, we formed a wholly owned subsidiary, O Holdings Inc., a Delaware corporation, and contributed 3,700,000 Class C Units in Orbitz, LLC to O Holdings Inc. In addition, on December 19, 2003, immediately prior to the closing of our initial public offering ("IPO") pursuant to an agreement among us and each of the holders of Class B common stock, our Founding Airlines or their affiliates contributed all their membership interests in Orbitz, LLC to us in exchange for an aggregate of 8,180,000 shares of Class A common stock, an aggregate of 27,262,980 shares of Class B common stock and an aggregate of 434,782 shares of redeemable Series A non-voting convertible preferred stock. As a result of the foregoing transactions, Orbitz, LLC is 99% owned by us and 1% owned by our wholly owned subsidiary, O Holdings Inc. We act as the sole manager of Orbitz, LLC. This transaction is referred to as the "IPO Exchange." Additionally, concurrent with the IPO Exchange, all shares of Class C common stock were converted to shares of Class A common stock.

        On December 19, 2003, we consummated an IPO of our Class A common stock. We sold 4,000,000 shares of Class A common stock at an offering price of $26.00 per share and received net proceeds of $93.8 million. The Founding Airlines sold an aggregate of 8,180,000 shares in the IPO; however, we did not receive any proceeds from the sale of these shares.

(2)   General

  (a) Basis of Presentation

        Our interim condensed consolidated and combined financial statements are unaudited and should be read in conjunction with the audited consolidated and combined financial statements for the year ended December 31, 2003 contained in our Annual Report on Form 10-K ("Annual Report"). In our opinion, all adjustments necessary for a fair presentation of such condensed consolidated and combined financial statements, consisting only of normal recurring items, have been included. Interim results are not necessarily indicative of results for a full year. The interim condensed consolidated and combined financial statements and related notes are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in our audited consolidated and combined financial statements.

        The accompanying financial statements present the condensed consolidated financial position, results of operations and cash flows of Orbitz, Inc. and Subsidiaries and the combined financial results of Orbitz, Inc. and Orbitz, LLC as further discussed below. All intercompany transactions have been eliminated in all periods presented.

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

  (c) Significant Accounting Policies

        See Note 2 to the Consolidated and Combined Financial Statements in our Annual Report for a summary of all significant accounting policies. Other than our policy for accounting for investments discussed below, there have been no new policies or changes in our significant accounting policies during the three months ended March 31, 2004.

  Investments

        We classify marketable debt securities included in short-term and long-term investments as available-for-sale. The securities consist of investment grade, interest bearing corporate and government securities and are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders' equity. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. There were no realized gains or losses in the quarter ended March 31, 2004. We did not hold marketable securities during 2003.

  (d) Stock-Based Compensation

        We have two stock-based compensation plans, which are more fully described in Note 10 to the Consolidated and Combined Financial Statements in our Annual Report. We account for these plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Under APB No. 25, compensation expense is based on the difference, if any, on the measurement date, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. Stock-based compensation expense is recognized on a straight-line basis over the vesting period of the equity award.

        A new measurement date for stock awards occurred as a result of the restructuring transaction discussed in Note 10 to the Consolidated and Combined Financial Statements in our Annual Report. Total compensation expense related to this new measurement date is approximately $33,502,000. We began to record this compensation expense for all vested awards on consummation of the IPO Exchange. We recognized $26,474,000 of this charge in the year ended December 31, 2003 and $1,453,000 in the three months ended March 31, 2004. We will recognize compensation on unvested stock awards of $5,575,000 on a go-forward basis over the remaining vesting periods. Stock-based compensation on unvested awards may be reduced by forfeitures of stock awards.

        Additionally, we recorded $133,000 of stock-based compensation expense in the three months ended March 31, 2004 related to issuances of stock options with an exercise price below fair market value on the measurement date and $169,000 and $499,000 related to issuances of restricted stock to certain executives for the three months ended March 31, 2004 and 2003, respectively.

        The following table illustrates the effect on net income (loss) if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock awards granted to employees (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income (loss) as reported	$1,860	$(2,386)
Add stock-based compensation expense included in reported net income (loss)	1,755	499
Less stock-based compensation determined under the provisions of SFAS No. 123	(2,441)	(1,106)

Pro forma net income (loss)	1,174	$(2,993)

Less dividends and accretion on redeemable Series A non-voting convertible preferred stock	(141)

Pro forma net income available to common shareholders	$1,033

Basic earnings (loss) per share:
As reported	$0.04

Pro forma	$0.03

Diluted earnings (loss) per share:
As reported	$0.04

Pro forma	$0.02

        The fair value of options granted was estimated as of the grant date, using the Black-Sholes method. The following assumptions were used to calculate the weighted average fair values for grants in the quarter ended March 31:

	2004	2003
Dividend yield	—%	—%
Volatility	51.5%	—%
Expected life	5 years	5 years
Risk-free interest rate	2.6%	2.6%
Weighted average fair value	$11.39	$1.58

  (e) Recent Accounting Pronouncements

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

        Emerging Issues Task Force Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement 128," (EITF No. 03-6) clarifies what is meant by a "participating security" under SFAS 128, provides guidance on applying the two-class method for computing earnings per share and requires affected companies to retroactively restate earnings per share amounts presented. Companies that issue securities that are entitled to participate in dividends with common stocks will report lower earnings per share under EITF No. 03-6, which is effective for reporting periods beginning after March 31, 2004. We do not expect the adoption of EITF No. 03-6 to have a material impact on our earnings per share.

(3)   Commitments and Contingencies

        In November 2001, we entered into a 10-year computer reservation system and related services agreement with Worldspan that expires in October 2011. This agreement, as amended, requires that we guarantee certain levels of minimum net air and car segments to be booked each calendar quarter through Worldspan's computer reservation system. The agreement provides that these minimum levels will be waived if we cure any shortfall within the quarter or if we elect to book 100% of net air and car segments through Worldspan for that quarter. In the event that we fall short of the minimum net segments without curing the shortfall, we would be required to pay $1.78 for each segment below the specified minimum. To date, no such shortfall has occurred.

        On January 10, 2004, NCR Corporation ("NCR") filed a complaint in the United States District Court for the Western District of Pennsylvania, alleging that our commercial Internet operations infringe 13 patents, including business method patents, allegedly owned by NCR. We have filed both an answer and counterclaims against NCR. While we believe that this lawsuit is without merit, we are exploring settlement possibilities with NCR. If we are not able to resolve this matter by agreement with NCR, we will vigorously defend this action. As of March 31, 2004, we have recorded a reserve for our potential loss related to this matter within accrued expenses on the accompanying condensed consolidated balance sheet. We do not expect the ultimate outcome of this matter to have a material adverse effect on our financial position or results of operations.

        In addition to the matters discussed above, we have certain contingencies resulting from litigation, government regulation and claims, some of which are incidental to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the views of legal counsel and the nature of the contingencies to which the Company is subject, that the ultimate disposition of these contingencies either cannot be determined at the present time or will not materially affect our results of operations or financial position.

(4)   Related Party Transactions

        We derive revenue from our Founding Airlines from ticket distribution and customer support services. Additionally, we provide Booking Engine Services and other services to certain of our

Founding Airlines. For the three months ended March 31, 2004 and 2003, the Company received total revenues from its Founding Airlines of approximately $13,648,000 and $12,748,000, respectively. Receivables outstanding from the Founding Airlines were approximately $3,460,000 and $3,232,000 at March 31, 2004 and December 31, 2003, respectively.

        As discussed in Note 3, we have an agreement with Worldspan, which was previously owned by Delta Air Lines, Northwest Airlines, and American Airlines, or their respective affiliates. On July 1, 2003, these airlines sold their interest in Worldspan and therefore, it ceased to be a related party. Worldspan pays us incentives for air and car bookings made on our website through the Worldspan reservation system. We recognized revenues from Worldspan for the three months ended March 31, 2003 in the amount of $8,342,000. Worldspan was not a related party in 2004.

        The Founding Airlines provide Orbitz with access to the fares and rates generally available to the public and also provide certain in-kind marketing support to the Company. In return, we rebate to the Founding Airlines a portion of the booking incentives received from the reservation system provider. Such rebates amounted to $3,130,000 and $2,799,000 for the three months ended March 31, 2004 and 2003, respectively, and are included as a component of cost of revenue in the accompanying consolidated and combined statements of operations. The related payables outstanding to the Founding Airlines totaled approximately $3,130,000 and $2,810,000 at March 31, 2004 and December 31, 2003, respectively.

        On August 1, 2001, we entered into an alliance agreement with Hotwire, which was previously owned by our Founding Airlines or their respective affiliates, among others, to offer reciprocal co-marketing links between our website and Hotwire's website. On November 5, 2003, the Founding Airlines sold their interests in Hotwire and therefore, Hotwire ceased to be a related party. For the three months ended March 31, 2003, we recognized other revenues of $1,536,000 from Hotwire, primarily for advertising on our website. Additionally, we recorded sales and marketing expense related to our alliance agreement with Hotwire of $168,000 for the three months ended March 31, 2003. Hotwire was not a related party in 2004.

        We have an outstanding loan to the Chairman, President and Chief Executive Officer of the Company, evidenced by a promissory note and stock pledge agreement executed in 2001. The loan is secured by a pledge of 83,333 shares of common stock of Orbitz. The note accrues interest at a rate equal to the applicable Federal Rate, and is adjusted and compounded semi-annually. As of March 31, 2004 and December 31, 2003, the amount outstanding, including accrued interest, was $269,000, and is included in other long-term assets on the accompanying condensed consolidated balance sheets.

(5)   Earnings Per Share and Pro Forma Net Loss Per Share

        Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur based on the effect of unvested restricted Class A common stock and the exercise of stock options with an exercise price of less than the average market price of our common stock.

        Before the December 2003 IPO Exchange, ownership in the enterprise was reflected primarily through membership in Orbitz, LLC, with only a small number of outstanding shares in Orbitz, Inc. The financial statements of Orbitz, Inc. and Orbitz, LLC were presented on a combined basis; accordingly, there was no single capital structure upon which to calculate historical earnings per share information. In addition, management has determined that presentation of actual earnings per share of Orbitz, Inc. for 2003 and prior periods is not meaningful and therefore, has elected to present only pro forma net loss per share for those periods.

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

        Actual earnings per share and pro forma net loss per share is calculated as follows for the three months ended March 31 (in thousands, except per share amounts):

	Actual 2004	Pro forma 2003
Net income (loss)	$1,860	$(2,386)
Dividends and accretion on preferred stock	(141)

Net income available to common shareholders	$1,719

Pro forma dividends and accretion on preferred stock		(141)

Pro forma net loss attributable to common shareholders		$(2,527)

Earnings per common share:
Basic	$0.04

Diluted	$0.04

Weighted average number of shares outstanding:
Basic	39,990

Diluted	42,754

Pro forma net loss per common share—basic and diluted		$(0.07)

Pro forma weighted average number of shares outstanding—basic and diluted		35,639

Anti-dilutive securities not included in the calculations above
Options	72	1,522
Convertible preferred stock	435	435

Total	507	1,957

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes thereto appearing elsewhere in this report and in our Annual Report filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

  Description of Business

        We are an online travel company headquartered in Chicago, Illinois that enables our customers to search for and purchase a broad array of travel products, including airline tickets, lodging, car rentals, cruises and vacation packages. At present, we derive substantially all of our revenues from the following sources:

  •
  Supplier transaction fees: We receive transaction fees based upon contractual arrangements with our charter associates and other suppliers. We also receive commissions from our non-charter suppliers who currently pay commissions to online travel agents.

  •
  Consumer service fees: Consumers pay a service fee per ticket on air transactions and other additional fees in certain cases.

  •
  Reservation system booking incentives: We receive booking incentives under our contracts with Worldspan for air and car rental ticket reservations, and Pegasus Solutions for lodging reservations made on their systems. We are contractually obligated to share with some of our air and car suppliers a percentage of the booking incentives we receive that pertain to travel products booked with that supplier.

  •
  Supplier Link: Under our Supplier Link program, we establish direct links with an airline's internal reservation system, allowing us to book airline tickets without using a GDS. We receive a Supplier Link transaction fee from the airlines that utilize this service for each ticket booked through our Supplier Link services, net of refunded or exchanged tickets. Total fees received from a Supplier Link transaction are lower than total inducements received from a GDS transaction, resulting in lower revenues per transaction. However, we must pay part of the inducement received from a GDS transaction to the charter associates, and as a result, the gross profit from a Supplier Link transaction is higher than that from a GDS transaction.

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

Critical Accounting Policies and Estimates

        In presenting our condensed consolidated and combined financial statements in conformity with generally accepted accounting principles in the United States of America, we are required to make judgments, estimates and assumptions that affect the amounts reported therein. Certain of the estimates and assumptions we are required to make relate to matters that are inherently uncertain, as they pertain to future events. While we believe the estimates and assumptions used were appropriate, actual results could differ significantly from those estimates under different assumptions and conditions.

Note 2 to the Consolidated and Combined Financial Statements in our Annual Report and Note 2 to the Condensed Consolidated and Combined Financial Statements contained herein describe the significant accounting policies and methods used in the preparation of the consolidated and combined financial statements.

        The critical accounting policies that require particularly subjective and complex judgments that could have a material effect on our reported financial condition or results of operations are described in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report. There have not been any material changes to our critical accounting policies.

Results of Operations

First quarter ended March 31, 2004 compared to first quarter ended March 31, 2003

Overview

        Significant events of the quarter ended March 31, 2004 include:

  •
  Gross bookings for the quarter were $1.1 billion, representing a 38% increase over the same period in the prior year. We achieved increases in gross bookings across all our major product offerings. This is the first quarter in which our gross bookings have exceeded $1 billion.

  •
  We launched the Orbitz Merchant Hotel product in March 2003, which represented 49% and less than 1% of all hotel revenues for the quarters ended March 31, 2004 and 2003, respectively.

  •
  We implemented our own dynamic packaging technical and operating infrastructure in February 2004. Dynamic packaging enables consumers to shop for combinations of travel products bundled together under one price. We believe that dynamic packaging has the potential to significantly increase bookings in higher-margin products.

  •
  We introduced our attractions and services program in February 2004 to facilitate cross-selling and revenue growth. Under this program, consumers can purchase theme park passes, museum and sight-seeing tours, airport transportation and more.

  •
  The annual resetting of volume thresholds under our Worldspan contract occurred on January 1, resulting in lower booking incentive fee revenues than in later quarters in the year.

Revenues, Net

	Three Months Ended March 31,
	2004	2003	$ Change	% Change
	(in thousands)
Air revenues, net	$43,116	$35,392	$7,724	22%
Other travel revenues	17,699	7,359	10,340	141%
Other revenues	9,442	6,717	2,725	41%

Total revenues, net	$70,257	$49,468	$20,789	42%

        The increase in air revenues was primarily driven by a $5.8 million increase in consumer service fee revenues resulting from an increase in both business and leisure air transactions and a $1.00 increase to our per ticket service fee implemented in late June 2003. Supplier transaction fee revenues increased by $1.0 million due to higher air transactions, offset by an 11% decrease in the average supplier transaction fee per ticket. We benefited from an industry-wide rebound in consumer bookings, as well as the continued migration to online booking of air travel.

        Also contributing to the increase in air revenues were Supplier Link revenues, which rose by $1.6 million, offsetting the $0.7 million decrease in reservation system booking incentives, which reflects the trend of shifting more air transactions to our Supplier Link program. Supplier Link represented 40% of air transactions in the quarter ended March 31, 2004 compared to 27% in the quarter ended March 31, 2003. We expect our Supplier Link mix to stay fairly constant until our next implementation of a major carrier, which is expected to occur later in the year. We receive a higher margin on Supplier Link transactions because we do not pay GDS rebates to our airline charter associates on these transactions, but we recognize lower revenues because we do not receive GDS inducement payments.

        The increase in other travel revenues of 141% is due primarily to an $8.0 million increase in hotel revenues, mostly related to our Orbitz Merchant Hotel ("OMH") program launched in March 2003. OMH revenues represented 49% of all hotel revenues in the quarter ended March 31, 2004, compared to less than 1% in the quarter ended March 31, 2003, and, on average, rooms sold under this program generate more than three times the amount of revenue per transaction compared to rooms sold through other channels. Growth in hotel revenue outpaced growth in hotel transactions by nearly three times due to the more favorable economics of OMH bookings. Although we recently resolved our dispute with Travelweb, we expect that it will have an impact on our results for the second quarter of 2004, as our implementation of a number Orbitz merchant hotel properties did not begin until early May 2004, and will not generate additional revenues until any incremental hotel stays have been completed by the Orbitz customer. Additionally, favorable economic conditions have begun to cause hotel occupancy rates to increase generally, and we are beginning to see lower availability of merchant hotel rooms during peak demand periods, which could also impact future results.

        Other travel revenues also benefited from a $1.2 million increase in rental car revenues and a $1.1 million increase in vacation package revenues, driven by increases in bookings volume. In mid-February, 2004, we launched our attractions and services product, under which consumers can purchase theme park passes, museum and sight-seeing tours, airport transportation and similar products. Revenues from this product line were not significant in the three months ended March 31, 2004.

        Other revenues increased primarily as a result of a $1.5 million increase in advertising revenue. Additionally, we experienced increases of $0.5 million from commissions for sales driven by sponsoring links on our website and $0.3 million from our credit card loyalty program.

Cost of Revenues

	Three Months Ended March 31,
	2004	2003	$ Change	% Change
	(in thousands)
Cost of revenues	$20,017	$17,765	$2,252	13%
% of revenues, net	28%	36%
Gross profit	50,240	31,703	18,537	58%
% of revenues, net	72%	64%

        Gross profit rose 58% to $50.2 million for the first quarter of 2004, versus $31.7 million in the same period of 2003. The gross margin was 72% in the first quarter of 2004, compared with 64% in the first quarter of 2003, primarily because we shifted our mix into higher margin non-air products and incurred lower per transaction fraud, customer service and fulfillment costs. Cost of revenues increased 13% in absolute dollars to $20.0 million for the first quarter of 2004 from $17.8 million for the same period of 2003, primarily attributable to a $0.9 million increase in credit card processing fees resulting from higher transaction volumes in the Orbitz Merchant Hotel program and a $0.6 million increase in costs associated with our credit card loyalty program. We record a liability for the maximum value of all points earned under the credit card loyalty program; the actual value of points redeemed under the program could be less than the amount recorded.

Sales and Marketing

	Three Months Ended March 31,
	2004	2003	$ Change	% Change
	(in thousands)
Sales and marketing	$32,492	$22,574	$9,918	44%
% of revenues, net	46%	46%

        Sales and marketing expense increased primarily due to a $7.3 million increase in online advertising expenditures intended to direct traffic to our website and increased marketing expenditures related to promoting Orbitz for Business. We expect to see greater marketing leverage as a percentage of revenues for the balance of the year as we continue to drive productivity in online marketing and see growth in our OMH and dynamic packaging business. We also experienced a $1.6 million increase in salaries and benefits related to additional personnel.

Technology and Development

	Three Months Ended March 31,
	2004	2003	$ Change	% Change
	(in thousands)
Technology and development	$7,945	$6,371	$1,574	25%
% of revenues, net	11%	13%

        Technology and development costs increased in absolute dollars in the first quarter of 2004 as compared to the first quarter of 2003, due mostly to a $1.0 million increase in salaries and benefits related to additional personnel and a $0.4 million increase in professional service fees.

General and Administrative

	Three Months Ended March 31,
	2004	2003	$ Change	% Change
	(in thousands)
General and administrative	$6,722	$4,837	$1,885	39%
% of revenues, net	10%	10%

        The increase in general and administrative costs is due primarily to a $1.1 million rise in legal fees due to litigation activity related to Travelweb and other matters, and an increase of $0.7 million for increased insurance expenses.

Stock-Based Compensation

	Three Months Ended March 31,
	2004	2003	$ Change	% Change
	(in thousands)
Stock-based compensation	$1,755	$499	$1,256	252%
% of revenues, net	2%	1%

        In connection with the April 2002 Restructuring described in our Annual Report, all options to purchase Class C nonvoting common stock were automatically converted to options to purchase Class A common stock. This conversion was deemed to be a new grant for all options outstanding at the restructuring date, resulting in non-cash stock compensation expense totaling $33.5 million. We recorded $26.5 million of this expense following the IPO Exchange for all of the affected options that were vested at the IPO Exchange date. The remaining expense of $7.0 million is being recorded as the options vest over 2004, 2005 and 2006. This charge accounted for $1.4 million of the total stock-based compensation expense for the quarter ended March 31, 2004 and none of the stock-based compensation expense for the quarter ended March 31, 2003.

Provision for Income Taxes

        Prior to the IPO Exchange, no provision for Federal or state income taxes was recorded, as the primary operations of the Company resided in Orbitz, LLC, which was treated as a partnership for tax purposes. All operating losses of the partnership were allocated to the Founding Airlines, pursuant to the limited liability company agreement. Following the IPO Exchange, all operating income or loss is allocated to Orbitz, Inc., which is taxed as a C Corporation. We did not record a provision for income taxes for the three months ended March 31, 2004, as the Company has net operating loss carryforwards sufficient to offset taxable income and has a full valuation allowance related to its net deferred tax assets.

Financial Condition, Liquidity and Capital Resources

        Historically, the majority of our financing was provided through contributions from our Founding Airlines and their affiliates and through lease arrangements on our equipment. Our Founding Airlines and their affiliates invested an aggregate of $214.8 million in us through August 31, 2002.

        In December 2003, we raised net proceeds of $93.8 million in an IPO. The Founding Airlines sold an aggregate of 8,180,000 shares of Class A common stock in the IPO, and now own 68% of our outstanding stock and control 95% of the voting power of our common stock.

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

        During the next 12 months, we intend to continue our marketing campaigns focused on the retention of existing customers and the acquisition of new customers. In addition, we plan to continue to invest in expanding our product offerings, improving our website and improving the infrastructure supporting customer service and customer care. We believe that our available cash and anticipated future cash flows will be sufficient to fund currently anticipated liquidity needs for the next 12 months and beyond. However, any projections of future cash inflows and outflows and any projections of the future state of the economy and travel industry conditions, which may have a direct effect on our cash inflows, are subject to substantial uncertainty. If we determine that we need to raise additional capital in the future, we may seek to sell additional equity or borrow funds. The sale of additional equity would result in dilution to our shareholders. We cannot assure you that any of these financing alternatives will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise or borrow any needed additional capital, we could be required to significantly alter our operating plan, which could have a material adverse effect on our business, financial condition or results of operations.

Cash and Cash Equivalents and Total Investments

        Cash and cash equivalents and total investments were $200.6 million at March 31, 2004, an increase of $17.9 million from $182.7 million at December 31, 2003. This increase was primarily due to cash flows generated from operations.

Deferred Revenue

        Deferred revenue was $24.0 million at March 31, 2004 compared to $11.9 million at December 31, 2003. The increase of $12.1 million was mainly due to an $8.4 million increase in deferred revenue related to our OMH program and $2.4 million in deferred revenue related to the annual volume resetting of our Worldspan contract.

Cash flows

        We generated cash flows from operations of $18.8 million and $0.6 million for the quarters ended March 31, 2004 and 2003, respectively. This was our sixth consecutive quarter of positive cash flows from operations. The growth in cash flows generated from operations when comparing the quarter ended March 31, 2004 to the quarter ended March 31, 2003 is primarily due to cash received on prepaid hotel reservations in advance of our payments to the hotels and to our improved profitability.

        Net cash used in investing activities was $46.9 million and $2.4 million for the quarters ended March 31, 2004 and 2003, respectively. Our investing activities consist primarily of the purchase of available-for-sale securities, which we began following our IPO. We invest mostly in investment grade, interest bearing corporate and government securities.

        Cash flows from financing activities amounted to $1.2 million and $126,000 for the quarters ended March 31, 2004 and 2003, respectively. These amounts primarily related to proceeds from the exercises of stock options.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, other than the operating leases discussed in our Annual Report.

Summary Disclosures about Contractual Obligations and Commercial Commitments

        There have been no material changes that are outside the ordinary course of our business to the contractual obligations and commercial commitments that we reported in our Annual Report.

        We do not currently have a borrowing facility in place. All outstanding letters of credit are secured by restricted investments. We have no available letters of credit.

        In November 2001, we entered into a 10-year computer reservation system and related services agreement with Worldspan that expires in October 2011. As amended, this agreement requires that we guarantee certain levels of minimum net air and car segments to be booked each calendar quarter through Worldspan's computer reservation system. The agreement provides that these minimum levels will be waived if we cure any shortfall within the quarter or elect to book 100% of net air and car segments through Worldspan for that quarter. In the event that we fall short of the minimum net segments without curing the shortfall, we would be required to pay $1.78 for each segment below the specified minimum.

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

        At any time from and after December 19, 2008, the holders of the redeemable Series A non-voting convertible preferred stock have the right to require the Company to redeem the shares for cash at the Redemption Price, which is equal to the face value plus an annual accretion factor of 2.0% and any accrued but unpaid dividends. In lieu of paying the redemption price in cash, the Company may elect, in its sole option, to exchange such shares of Series A preferred stock for shares of Class A common stock having a fair market value equal to the Redemption Price. At any time from and after June 19, 2009, the Company has the right to redeem all of the Series A preferred shares for cash at the Redemption Price. Additionally, the holders of Series A preferred stock have the right to convert their shares for shares of class A common stock on a one-for-one basis at any time from and after December 19, 2008. As of March 31, 2004, the Redemption Price was $11,396,000.

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

  •
  diversify our sources of revenue;

  •
  manage our relationships with important travel suppliers and other partners;

  •
  maintain adequate control of our expenses;

  •
  raise additional capital, if required;

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

        Since our inception in February 2000, we have reported operating losses each year. Our operating losses were $42.9 million from the period of inception through December 31, 2000, and $105.5 million, $18.9 million and $16.9 million for the years ended December 31, 2001, 2002, and 2003, respectively. Although we reported operating income of $1.3 million for the quarter ended March 31, 2004, we may continue to incur additional operating losses in the future, and cannot assure you that we will be profitable in future periods. Historically, most of our financing came through contributions from our Founding Airlines and their affiliates. The Founding Airlines and their affiliates have no obligation to make further investments in us, and we do not anticipate that they will do so.

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

        Our business strategy is dependent on the growth of our business. For us to achieve significant growth, consumers and travel suppliers must accept our website as a valuable commercial tool. Consumers who have historically purchased travel products through traditional commercial channels, such as using local travel agents and booking with suppliers directly, must instead purchase these products on our website. Similarly, travel suppliers will also need to accept or expand their use of our website and to view our website as an efficient and profitable channel of distribution for their travel products.

        Our growth will depend on our ability to broaden the range of travel products we offer. For the year ended December 31, 2003 and the quarter ended March 31, 2004, we derived 66% and 61%, respectively, of our revenues from airline ticket sales. Our business strategy is dependent on expanding our revenues from lodging, car rentals, cruises, vacation packages, corporate travel and other travel related products. Key components of this strategy include the growth of our hotel business, particularly our Orbitz Merchant Hotel program, and the dynamic packaging product that we have developed. See "—Our business plans call for the significant growth of our hotel business, and we may be unsuccessful in managing or expanding that business". We cannot assure you that our efforts will be successful or result in increased revenues, higher margins or continued profitability.

        Our growth is also dependent on our ability to broaden the appeal of our website to business and other travelers. Although we launched an Orbitz for Business service directed at corporate users in September 2002, we have had a short period of experience with corporate travel, and our ability to offer products and services that will attract a significant number of business travelers to use our services is not certain. If any of these initiatives is not successful, our growth may be limited and we may be unable to maintain profitability.

        Our plans to pursue other opportunities for revenue growth and cost reduction are at an early stage, and we cannot assure you that our plans will be successful or that we will actually proceed with them as described.

        Adverse changes or interruptions in our relationships with travel suppliers could affect our access to travel offerings and reduce our revenues.

        We rely on charter associate agreements or other participation or commission agreements with our airline suppliers, and these agreements contain terms that could affect our access to airline inventory and reduce our revenues. In particular, our charter associate agreements with our Founding Airlines, which accounted for approximately 71% and 68% of our air supplier transaction fees during the year ended December 31, 2003 and the quarter ended March 31, 2004, respectively, are terminable by each of the Founding Airlines upon 30 days notice to us, subject to the restriction set forth in the stockholders agreement that such agreements or similar commercial agreements not be terminated for a period of two years from the date of our IPO. Most of the remaining relationships we have with airline suppliers are freely terminable by the supplier, or will become so within the next year. None of these arrangements is exclusive and airline suppliers could enter into, and in some cases may have entered into, similar agreements with our competitors.

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

        Our Founding Airlines or their affiliates hold a majority of our voting power and their designees comprise a majority of our board. Our Founding Airlines may have strategic interests that are different from ours. Our Founding Airlines or their affiliates own, in the aggregate, approximately 68% of our outstanding common stock, and, through the exercise of certain supermajority voting rights accorded to them in our corporate governance documents, control approximately 95% of the voting power of all shares of voting stock.

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

        The continued involvement of our Founding Airlines on our board of directors and as shareholders may result in litigation and regulatory scrutiny of our business. For example, we are a defendant in a lawsuit filed by a group of offline travel agents against Orbitz and several of our Founding Airlines alleging anti-competitive conduct. See "Part II, Item 1. Legal Proceedings." Our competitors or other third parties could file additional lawsuits alleging anti-competitive conduct against us in the future.

        The activities described above may result in significant distractions to our management and could have a material adverse effect on our business, financial condition or results of operations.

  Restrictions on our ability to sell air travel in an "opaque" or "biased" manner may limit our growth.

        Our bylaws limit our ability to market, sell and service air travel products in an "opaque" manner and prevent us from displaying our airfares in a "biased" manner. Our bylaws also limit our ability to acquire a company that engages in either activity. "Opaque" refers to the sale of travel where the customer is not able to see one or more items of important information, such as the identity of the travel provider, or arrival or departure times, until the transaction is completed. "Bias" refers to the practice of favoring one travel supplier over another on the basis of commissions paid, fee overrides or other factors unrelated to price or the customer's choice. Our charter associate agreements contain similar provisions.

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

        Our five Founding Airlines collectively represented approximately 72% of the airline tickets sold through Orbitz and 71% of our air supplier transaction fees during the year ended December 31, 2003 and approximately 72% of the airline tickets sold through Orbitz and 68% of our air supplier transaction fees during the quarter ended March 31, 2004. Our Founding Airlines offer travel products, including Web-only fares, through their own websites and other distribution channels and offer some features, such as mileage bonus awards redemption, that we do not currently offer. Our Founding Airlines are not barred under their relationships with us from selling directly to consumers, and these parties may continue to operate their own businesses in a manner that could divert customers and revenues from us. Furthermore, one of our Founding Airlines has an ownership interest in priceline.com, and our Founding Airlines may make other investments in travel businesses, subject to restrictions in our stockholders agreement. Our stockholders agreement limits the ability, for the period ending two years after our IPO, of any holder of our Class B common stock or its affiliates to act in concert with two or more other holders of Class B common stock or their respective affiliates to acquire beneficial ownership of more than 10%, in the aggregate, of a third party that offers the direct sale to consumers of air travel products predominantly through an Internet site. However, nothing in our agreements with our Founding Airlines would prevent them individually or acting in concert with only one other Founding Airline from organizing or investing in a separate company, similar to Orbitz, for the purpose of competing with us or from pursuing corporate opportunities that might be attractive to Orbitz. After the expiration of the two-year period described above, this investment restriction will lapse. Our charter associate agreements with our Founding Airlines are terminable upon 30 days notice to us, subject to the restriction set forth in the stockholders agreement that such agreements or similar commercial agreements not be terminated for a period of two years from the date of our IPO.

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

        The market for travel products is intensely competitive. We compete with a variety of companies with respect to each product or service we offer, including:

  •
  InterActiveCorp, an online commerce company, which owns or controls numerous travel-related enterprises, including Expedia, an online travel agency, Expedia Corporate Travel, an online travel agency for business travelers, Hotels.com, a distributor of online lodging reservations, Hotwire, a wholesaler of airline tickets, lodging and other travel products, and Ticketmaster and Citysearch, both of which offer destination information and tickets to attractions;

  •
  Sabre Holdings, which owns Travelocity, an online travel agency, GetThere, a provider of online corporate travel technology and services, Travelocity Business, an online travel agency for corporate travel, and the Sabre Travel Network, a GDS;

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

  •
  other consolidators and wholesalers of airline tickets, lodging and other travel products, including priceline.com, which also owns Travelweb;

  •
  travel agencies targeting the corporate market, such as American Express, Navigant/TQ3, World Travel Partners and Carlson Wagonlit, which compete against our Orbitz for Business service;

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

        Our strategy calls for us to increase the number of hotel rooms we can offer under our Orbitz Merchant Hotel program based on merchant arrangements we make directly with individual hotel properties and independent chains. Under the Orbitz Merchant Hotel program, we receive inventory directly from a hotel at a negotiated rate, and we determine the retail price at which we choose to offer it to the consumer. We believe that acting as merchant under this model will allow us to achieve higher revenues per transaction. However, there are significant risks associated with our Orbitz Merchant Hotel program. Because we did not begin this program until March 2003, we have limited experience with its operation and we cannot assure you that we will be successful in signing up important hotel properties in a sufficient number of domestic or international geographical markets. In addition, we may be unable to achieve our financial objectives for the Orbitz Merchant Hotel program, especially if economic conditions improve or competition increases. Many hoteliers utilize merchant arrangements with us and our competitors as a channel to dispose of excess hotel room inventory at wholesale rates. If economic conditions create increased demand for hotel rooms, hotel managers may reduce the amount of inventory they choose to sell through merchant arrangements or increase the negotiated rates at which they provide that inventory to us. Similarly, heightened competition from our competitors' own merchant rate programs may result in increases in negotiated rates for merchant rate inventory. Either of these events would be expected to exert downward pressure on the margins we can achieve from our merchant hotel business, and could have a material adverse effect on our hotel business.

        In May 2004, we revised our agreement with Travelweb, under which we receive prepaid inventory from Travelweb founders and other participating chains and properties for display on our website. Travelweb was formed by Pegasus Solutions and by several leading hotel chains, including Hilton, Hyatt, Intercontinental, Marriott and Starwood. Although the founders sold the majority of their interests to priceline.com in May 2004, Travelweb continues to act as a reseller of hotel inventory provided by these and other participating chains. Travelweb sets the consumer prices for this inventory and pays us a commission for each hotel room. Under the terms of our revised agreement, which has been extended through the end of 2005, we are free to enter into direct relationships with any property, regardless of its participation in Travelweb, except that we cannot enter into direct relationships with properties affiliated with one of Travelweb's founding chains without such chain's consent. We are required to display all room inventory provided to us by hotels affiliated with Travelweb's founding chains, and we must engage in good faith efforts to sell such inventory, with specified compensatory payments due to Travelweb to the extent our bookings from Travelweb inventory fall short of the quarterly room night targets. If we are unable to meet these quarterly thresholds, there is a risk that our financial results could be adversely affected by the compensatory payments.

        A reduction in transaction fees or the elimination of commissions paid by travel suppliers could reduce our revenues. The minimum transaction fees many of our airline suppliers have agreed to pay to us decrease in amount each year over the term of our charter associate agreements.

        For the year ended December 31, 2003 and the quarter ended March 31, 2004, 19% and 18%, respectively, of our revenues came from the transaction fees paid directly by travel suppliers for airline bookings made by our customers through our online travel service. Where we have charter associate agreements with airline suppliers, these agreements obligate the airline to pay us transaction fees on published fares that are not less than certain agreed-upon floor rates for tickets sold on our website. These minimum transaction fees decrease in amount each year and are scheduled to decline approximately 27%, 28% and 30% on an annual basis each June 1, beginning in 2004, and become constant thereafter. It is unlikely that any of our charter associate airlines will choose to pay us transaction fees above the minimum levels specified in our contracts. Furthermore, our charter associate agreements have defined durations, and we cannot assure you that our transaction fees will not be reduced or eliminated in the future or will be competitive with market terms during the duration of the agreements.

        A portion of our revenues is dependent on consumer service fees.

        For the year ended December 31, 2003 and the quarter ended March 31, 2004, approximately 21% and 22%, respectively, of our revenues were derived from consumer service fees. We charge our customers a $6 consumer service fee each time they purchase an airline ticket on our website. This fee is $10 for all international markets other than Canada, Mexico and the Caribbean. Although traditional travel agencies and many other online travel companies (including our principal competitors) charge consumer service fees, some other travel websites, including the websites of our travel suppliers, do not charge a service fee and many of our suppliers' sites offer benefits, such as frequent flier miles, that we cannot provide. If we were required by competitive forces to reduce or eliminate our service fee, our revenues could decline as a result.

        If we fail to attract and retain customers in a cost-effective manner, our ability to grow and become profitable may be impaired.

        Our business strategy depends on increasing our overall number of customer transactions in a cost-effective manner. In order to increase our number of transactions, we must attract new visitors to our website, convert these visitors into paying customers and capture repeat business from existing customers. Similarly, our corporate travel offering is dependent on enlisting new corporate customers and attracting their travel booking activity online to Orbitz. For the year ended December 31, 2003 and the quarter ended March 31, 2004, we incurred sales and marketing expenses of $110.6 million and $32.5 million, respectively. Although we have spent significant financial resources on sales and marketing and plan to continue to do so, there are no assurances that these efforts will be cost effective at attracting new customers or increasing transaction volume. In particular, we believe that rates for desirable advertising and marketing placements are likely to increase in the foreseeable future, and we may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments. Additionally, we have limited experience in marketing to corporate users. If we do not achieve our marketing objectives, our ability to grow and become consistently profitable may be impaired.

        Interruptions in service from third parties or transitions to new service providers could impair the quality of our service.

        We rely on third-party computer systems and other service providers, including the computerized central reservation systems of the airline, lodging and car rental industries, to make airline ticket, lodging and car rental reservations and credit card verifications and confirmations. Currently, approximately 60% of our airline ticket transactions are processed through Worldspan's systems, and approximately 80% of our hotel room transactions are processed through Pegasus. Other third parties provide, for instance, our data center, telecommunications access lines and significant computer systems and software licensing, support and maintenance services. In the past, third parties, including Worldspan and Pegasus, have suffered system outages that have adversely affected our ability to offer our travel services or to process booking transactions. Any future interruption in these, or other, third-party services or a deterioration in their performance could impair the quality of our service. We cannot be certain of the financial viability of all of the third parties on which we rely. We work with many vendors in the telecommunications industry, including MCI, Ameritech, AT&T, Sprint and Cable & Wireless. That industry is continuing to experience a severe economic downturn. If our arrangements with any of these third parties are terminated or if they were to cease operations, we might not be able to find an alternate provider on a timely basis or on reasonable terms, which could hurt our business.

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

        Our operations face the risk of systems failures. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, computer hacking break-ins and other malicious activity, earthquake, terrorism and similar events. The occurrence of a natural disaster or unanticipated problems at our facilities in Chicago or locations of key vendors such as Hitachi Data Systems, ITA, MCI, AT&T, Oracle, Sun, Compaq, Worldspan or Pegasus could cause interruptions or delays in our business, loss of data or render us unable to process reservations. We are particularly dependent on Oracle, Sun and Hitachi Data Systems as providers of computer infrastructure critical to our business. Hardware failure or software error that affects their systems could result in corruption or loss of data and could cause an interruption in the availability of our services. We are also dependent on external data centers operated by MCI and Savvis, which we do not control. The failure of our computer and communications systems to provide the data communications capacity required by us, as a result of human error, natural disaster or other occurrence of any or all of these events could adversely affect our reputation, brand and business. In the past, third-party failures and human error have resulted in system interruptions, including a significant outage in July 2003, and we cannot assure you that similar system interruptions will not occur in the future.

        In these circumstances, our redundant systems or disaster recovery plans may not be adequate. Similarly, although many of our contracts with our service providers require them to have disaster recovery plans, we cannot be certain that these will be adequate or implemented properly. In addition, our business interruption insurance may not adequately compensate us for losses that may occur. If we were to experience significant systems failures, it could erode consumer confidence in our services and have a material adverse effect on our business, financial condition and results of operations.

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

        Developing our website and other technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our website, transaction processing systems and network infrastructure to consumer requirements or emerging industry standards. For example, our website functionality that allows searches and displays of ticket pricing and travel itineraries is a critical part of our service, and it may become out-of-date or insufficient from our customers' perspective and in relation to the search and display functionality of our competitors' websites. Additionally, as the architecture of our systems becomes more complex, our ability to efficiently innovate or react to emerging standards may be impaired. If we face material delays in introducing new services, products and enhancements, our customers and suppliers may forego the use of our products and use those of our competitors.

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

        We cannot assure you that others will not obtain and assert patents or other intellectual property rights against us affecting essential elements of our business. From time to time, in the ordinary course of our business, we have been subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims against us, particularly as we expand the complexity and scope of our business. For example, NCR Corporation has filed a complaint alleging that we have infringed 13 patents, including business method patents, allegedly owned by NCR Corporation. We diligently defend our intellectual property rights, but intellectual property litigation is expensive and time consuming, and successful infringement claims against us could result in significant monetary liability or prevent us from operating our business, or portions of our business. In addition, resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties or possibly to cease using those rights altogether. Any of these events could have a material adverse effect on our business, results of operations or financial condition. Please see "Part II, Item 1. Legal Proceedings."

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

        If appropriate opportunities present themselves, we may acquire businesses, products or technologies that we believe are strategic. We may not be able to identify, negotiate or finance any future acquisition successfully. Even if we do succeed in acquiring a business, product or technology, we have no experience in integrating an acquisition into our business; the process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. Such acquisitions may involve numerous other risks, including: failure to realize expected synergies or cost savings; unidentified issues not discovered in our due diligence process, including product and service quality issues and legal contingencies; potential loss of our key employees or key employees of the acquired company; difficulty in maintaining controls, procedures and policies during the transition and integration process and difficulty in maintaining our relationships with existing travel suppliers or customers. If we make acquisitions, we may issue shares of stock that dilute the interests of our other shareholders and dilute our earnings per share, expend cash, incur debt, assume contingent liabilities or create additional expenses related to amortizing other intangible assets with estimable useful lives, any of which might harm our business, financial condition or results of operations.

        Declines or disruptions in the travel industry, such as those caused by general economic downturns, terrorism, health concerns or strikes or bankruptcies within the travel industry could reduce our revenues.

        Our business is affected by the health of the travel industry. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Since 2001, the travel industry has experienced a protracted downturn, and there is a risk that a future downturn, or the continued weak demand for travel, could adversely affect the growth of our business. Additionally, travel is sensitive to safety concerns, and thus may decline after incidents of terrorism, during periods of geopolitical conflict in which travelers become concerned about safety issues, or when travel might involve health-related risks. For example, the terrorist attacks of September 11, 2001, which included attacks on the World Trade Center and the Pentagon using hijacked commercial aircraft, resulted in a decline in travel bookings, including those through our website. Following the September 11, 2001 attacks, our weekly transactions decreased approximately 50% and returned to pre-attack levels in late October 2001. Similarly, our weekly transactions decreased approximately 20% when the war with Iraq began in mid-March 2003 and returned to pre-war levels in mid-April 2003. The long-term effects of events such as these could include, among other things, a protracted decrease in demand for air travel due to fears regarding terrorism, war or disease. These effects, depending on their scope and duration, which we cannot predict at this time, could significantly impact our long-term results of operations or financial condition. Other adverse trends or events that tend to reduce travel and may reduce our revenues include:

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

        If our shareholders sell substantial amounts of our Class A common stock in the public market, the market price of our Class A common stock could decline. These sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate. As of March 31, 2004, we had 40,375,211 shares of common stock outstanding, including Class A common stock and Class B common stock, which is convertible at any time into Class A common stock. Of these outstanding shares, 12,180,000 shares of our Class A common stock are freely tradable in the public market. The remaining 28,195,211 shares of common stock are restricted securities as defined in Rule 144 under the Securities Act.

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

        Subject to the 180-day lock-up agreement, these 28,195,211 restricted securities may be sold into the public market in the future without registration under the Securities Act to the extent permitted under Rule 144. 27,480,635 shares will be available for sale 180 days after December 16, 2003, the date of our IPO prospectus pursuant to Rule 144; of these shares, approximately 0.2% would be available for sale under Rule 144(k), which imposes no volume or other limits. In addition, commencing 180 days after December 16, 2003, the date of our IPO prospectus, shareholders holding 27,269,809 outstanding shares of these restricted securities, consisting of the Class B common stock which is convertible into our Class A common stock at any time, will have registration rights which could allow those holders to sell their shares freely through a future registration statement filed under the Securities Act.

        In addition, 5,797,291 shares reserved for issuance pursuant to outstanding options and 2,472,984 shares available for grant under our existing stock plans as of March 31, 2004, if granted, will become eligible for sale in the public market once permitted by provisions of various vesting agreements, lock-up agreements and Rule 144, as applicable. In addition, 434,782 shares of redeemable Series A non-voting convertible preferred stock will be convertible into the same number of shares of Class A common stock at any time from and after December 19, 2008.

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

        The Sarbanes-Oxley Act of 2002 and the Securities and Exchange Commission rules implementing that Act have required changes in some of our corporate governance practices and may require further changes. These new rules and regulations will increase our legal and financial compliance costs, and make some activities more difficult, time-consuming or costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to maintain director and officer liability insurance. These new rules and regulations could also make it more difficult for us to attract and retain qualified independent members of our board of directors and qualified members of our management team.

FORWARD-LOOKING STATEMENTS

        We have made statements in this report, including statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to a number of risks, uncertainties and assumptions about the Company, including those described under "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

        You can identify these forward-looking statements by forward-looking words such as "believe," "may," "could," "will," "estimate," "continue," "anticipate," "intend," "seek," "plan," "expect," "should," "would" and similar expressions in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We consider investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. We maintain an investment portfolio of various holdings, types and maturities, consisting primarily of corporate debt. These securities are classified as available-for-sale and consequently are recorded on the condensed consolidated balance sheets at fair market value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income.

        At any time, a sharp rise in interest rates could have a material impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our investment portfolio. We do not currently hedge these interest rate exposures.

ITEM 4. CONTROLS AND PROCEDURES

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

        As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

        There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On October 16, 2002, Amadeus Global Travel Distribution, S.A. and Amadeus s.a.s., collectively "Amadeus," filed a complaint against us in the United States District Court for the District of Delaware. In the lawsuit, Amadeus alleged that our use of the ITA software in combination with GDS services from Worldspan (a competitor of Amadeus) constituted a breach of the terms of the agreement with ITA under which we license components of the search technology we employ. Amadeus also contended that we tortiously interfered with the contract between Amadeus s.a.s. and ITA, claiming that ITA was not contractually free to license its low fare searching software to us in light of our supposed "affiliation" with Worldspan, which was owned by three of our Founding Airlines prior to the sale of Worldspan's business on July 1, 2003. Amadeus sought an injunction prohibiting our use of the ITA search technology software in combination with other GDS firms, as well as unspecified compensatory damages and punitive damages of not less than $5 million. The court granted summary judgment in favor of Orbitz and ITA and against Amadeus on February 19, 2004. We are vigorously contesting Amadeus' efforts to appeal the decision.

        On October 9, 2003, Travelweb filed a motion in the Circuit Court of Cook County, Illinois requesting a temporary restraining order ("TRO") and preliminary injunction to prevent us from continuing our Orbitz Merchant Hotel relationships with hotel chains that also participate in Travelweb and from entering into new such relationships. The judge declined to rule on the TRO and conducted a hearing on Travelweb's preliminary injunction. On March 31, 2004, the judge preliminarily enjoined us from terminating our agreement with Travelweb, from excluding from display on our site hotel accommodations transmitted to Orbitz by Travelweb, and from implementing new direct agreements with hotels that have agreements with Travelweb. On May 3, 2004, we entered into a negotiated settlement agreement with Travelweb that extends the relationship under modified terms. The parties have released their claims against each other, and the court actions have been dismissed effective May 4, 2004.

        On January 10, 2004, NCR Corporation ("NCR") filed a complaint in the United States District Court for the Western District of Pennsylvania, alleging that Orbitz's commercial Internet operations infringe 13 separate patents, including business method patents, allegedly owned by NCR. We have filed both an answer and counterclaims against NCR. While we believe that this lawsuit is without merit, we are exploring settlement possibilities with NCR. If we are not be able to resolve this matter by agreement with NCR, we will defend the action vigorously.

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

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Proceeds from Our Initial Public Offering

        On December 19, 2003, we completed our initial public offering of common stock. We sold 4,000,000 shares and selling shareholders sold 8,180,000 shares of our Class A common stock at an offering price of $26.00 per share. The shares were registered under the Securities Act on registration statements on Form S-1 (Registration Nos. 333-88646 and 333-111248). The Securities and Exchange Commission declared the registration statements effective on December 16, 2003 and the offering commenced on December 17, 2003. The managing underwriters for the offering were Goldman Sachs & Co. and Credit Suisse First Boston. Pursuant to the registration statements we registered a total of 14,007,000 shares of our Class A common stock, including 1,827,000 shares to cover over-allotments. The underwriters' option to purchase up to 1,827,000 additional shares from us at the initial public offering price less underwriting discount has expired.

        The sale of our Class A common stock generated gross proceeds to us of $104 million ($97.5 million after deducting the underwriting discount) and gross proceeds to the selling shareholders of $212.7 million ($199.4 million after deducting the underwriting discount). After deducting legal, accounting and other fees incurred in the offering totaling $3.7 million, the net proceeds to us were approximately $93.8 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        There have been no material changes to the procedures set forth in our proxy statement by which stockholders may recommend nominees to the Company's board.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits: The exhibits listed in the accompanying "Exhibit Index" are filed as part of this report.

(b)
Reports on Form 8-K

        We furnished one report on Form 8-K during the quarter ended March 31, 2004. Information regarding each item reported on is as follows:

Date Furnished	Item No.	Description
February 10, 2004	Item 12	On February 10, 2004, we announced our financial results for the quarter and year ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITZ, INC.
Date: May 13, 2004	/s/ JEFFREY G. KATZ Jeffrey G. Katz Chairman of the Board, President and Chief Executive Officer
Date: May 13, 2004	/s/ JOHN J. PARK John J. Park Chief Financial Officer

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Orbitz, Inc. (incorporated by reference to Exhibit No. 3.1 to Amendment No. 5 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of November 26, 2003)
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
10.2(a)*	Revised Form of Supplier Link Agreement between Orbitz and certain airline charter associates
10.5(a)*†	Second Amendment to the Amended and Restated Agreement for CRS Access and Related Services, dated as of January 28, 2004, between Orbitz and Worldspan, L.P.
10.11(a)*†	Amendment No. 2 to the Development, License and Hosting Agreement, dated as of January 23, 2004, between Orbitz and American Airlines, Inc.
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

†
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

QuickLinks

ORBITZ, INC. INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Exhibit Index