Form 10-Q
period 2004-06-30
ORBITZ INC
filed 2004-08-11
CIK 1173495

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark whether the registrant is an accelerated filer ☐ Yes    ☒ No

        As of July 29, 2004 the registrant had outstanding 14,011,969 shares of Class A common stock, $0.001 par value, and 27,173,461 shares of Class B common stock, $0.001 par value.

ORBITZ, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ORBITZ, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$133,286	$173,939
Short-term investments, including restricted investments of $11,271 and $7,537 as of June 30, 2004 and December 31, 2003, respectively	34,935	7,537
Accounts receivable, net of allowance of $139 and $168 as of June 30, 2004 and December 31, 2003, respectively	18,418	11,031
Due from related parties	4,828	3,305
Prepaid expenses	7,315	4,973
Other current assets	1,850	1,394

Total current assets	200,632	202,179

Property and equipment, net	15,396	17,146

Other long-term assets:
Long-term investments, including restricted investments of $981 and $1,265 as of June 30, 2004 and December 31, 2003, respectively	44,923	1,265
Other assets, net	1,326	355

Total other long-term assets	46,249	1,620

Total assets	$262,277	$220,945

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$5,180	$5,206
Accrued compensation	3,750	6,309
Accrued supplier rebates	754	899
Due to related parties	4,256	2,810
Accrued expenses	32,787	24,932
Deferred revenue	26,065	11,896
Current portion of capital lease obligation	256	—

Total current liabilities	73,048	52,052

Long-term liabilities	8,086	6,924

Redeemable Series A non-voting convertible preferred stock, $26.00 face value; 434,782 shares authorized, issued and outstanding as of June 30, 2004 and December 31, 2003, stated at redemption price	11,452	11,323

Shareholders' Equity	169,691	150,646

Total liabilities and shareholders' equity	$262,277	$220,945

See accompanying notes to condensed consolidated and combined financial statements.

ORBITZ, INC. AND SUBSIDIARIES

Consolidated and Combined Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues, net:
Air revenues, net	$44,210	$39,436	$87,326	$74,828
Other travel revenues	22,046	11,226	39,745	18,585
Other revenues	9,338	7,623	18,780	14,340

Total revenues, net	75,594	58,285	145,851	107,753
Cost of revenues	19,753	18,487	39,770	36,252

Gross profit	55,841	39,798	106,081	71,501

Operating expenses:
Sales and marketing	31,214	30,074	63,706	52,648
Technology and development	7,091	7,545	15,036	13,916
General and administrative	5,258	5,056	11,980	9,893
Stock-based compensation*	1,704	257	3,459	756

Total operating expenses	45,267	42,932	94,181	77,213

Operating income (loss)	10,574	(3,134)	11,900	(5,712)
Interest income	743	194	1,277	386
Tax sharing expense	(967)	—	(967)	—

Income (loss) before provision for income taxes	10,350	(2,940)	12,210	(5,326)
Provision for income taxes	—	—	—	—

Net income (loss)	10,350	$(2,940)	12,210	$(5,326)

Less: dividends and accretion on redeemable Series A non-voting convertible preferred stock	(141)		(283)

Net income available to common shareholders	$10,209		$11,927

Earnings per common share:
Basic	$0.25		$0.30

Diluted	$0.24		$0.28

Weighted average shares used to calculate earnings per common share:
Basic	40,302		40,144

Diluted	42,524		42,483

*Stock-based compensation:
Cost of revenues	$136	$—	$276	$—
Sales and marketing	176	22	366	22
Technology and development	355	—	740	290
General and administrative	1,037	235	2,077	444

Total stock-based compensation	$1,704	$257	$3,459	$756

See accompanying notes to condensed consolidated and combined financial statements.

ORBITZ, INC. AND SUBSIDIARIES

Consolidated Statement of Equity and Comprehensive Income

(In thousands, except share amounts)

	Common Stock
	Class A		Class B				Accumulated Other Comprehensive Income
					Additional Paid-in Capital	Unearned Compensation		Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount
Balance—December 31, 2003	12,813,212	$13	27,269,809	$27	$179,001	$(2,382)	$—	$(26,013)	$150,646
Stock-based compensation expense	—	—	—	—	3,120	339	—	—	3,459
Exercise of stock options	723,271	1	—	—	5,104	—	—	—	5,105
Conversion of Class A shares to Class B shares at option of holder	96,348	—	(96,348)	—	—	—	—	—	—
Dividends on preferred stock	—	—	—	—	(95)	—	—	—	(95)
Accretion on preferred stock	—	—	—	—	(188)	—	—	—	(188)
Costs related to the December 2003 initial public offering	—	—	—	—	(867)	—	—	—	(867)
Comprehensive income:
Net income	—	—	—	—	—	—	—	12,210	12,210
Unrealized loss on available for sale securities	—	—	—	—	—	—	(579)	—	(579)

Total comprehensive income	—	—	—	—	—	—	—	—	11,631

Balance—June 30, 2004 (unaudited)	13,632,831	$14	27,173,461	$27	$186,075	$(2,043)	$(579)	$(13,803)	$169,691

See accompanying notes to condensed consolidated and combined financial statements.

ORBITZ, INC. AND SUBSIDIARIES

Consolidated and Combined Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$12,210	$(5,326)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,585	6,397
Stock-based compensation	3,459	756
Changes in operating assets and liabilities:
Accounts receivable, net of allowance	(7,387)	(2,566)
Prepaid expenses and other current assets	(2,798)	(2,306)
Other long-term assets	(1,023)	(42)
Accounts payable	(26)	(3,039)
Due to/from related parties	(77)	(2,122)
Accrued liabilities	5,151	8,491
Deferred revenue	14,169	3,697
Other liabilities, net	685	2,217

Net cash provided by operating activities	30,948	6,157

Cash flows from investing activities:
Purchases of property and equipment	(3,988)	(5,203)
Purchases of investments	(72,570)	—
Redemptions of investments	935	405

Net cash used in investing activities	(75,623)	(4,798)

Cash flows from financing activities:
Proceeds from exercise of stock options	5,105	375
Costs related to the December 2003 initial public offering	(867)	—
Dividends paid on preferred stock	(154)	—
Payment of capital lease obligation	(62)	—
Purchase of restricted shares	—	(41)

Net cash provided by financing activities	4,022	334

Net change in cash and cash equivalents	(40,653)	1,693
Cash and cash equivalents, beginning of period	173,939	56,028

Cash and cash equivalents, end of period	$133,286	$57,721

Noncash investing and financing activities—
Capital leases	$733	$—

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

        On December 19, 2003, we consummated an IPO of our Class A common stock. We sold 4,000,000 shares of Class A common stock at an offering price of $26.00 per share and received net proceeds of $93.7 million. The Founding Airlines sold an aggregate of 8,180,000 shares in the IPO; however, we did not receive any proceeds from the sale of these shares.

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

  (c)    Significant Accounting Policies

        See Note 2 to the Consolidated and Combined Financial Statements in our Annual Report for a summary of all significant accounting policies. Other than our policy for accounting for investments discussed below, there have been no new policies or changes in our significant accounting policies during the six months ended June 30, 2004.

  Investments

        We classify marketable debt securities included in short-term and long-term investments as available-for-sale. The securities consist of investment grade, interest bearing corporate and government securities and are stated at fair value, with net unrealized gains or losses on the securities recorded as accumulated other comprehensive income (loss) in shareholders' equity. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities. There were no realized gains or losses in the three or six months ended June 30, 2004. We did not hold marketable securities during 2003.

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

        A new measurement date for stock awards occurred as a result of the restructuring transaction discussed in Note 10 to the Consolidated and Combined Financial Statements in our Annual Report. Total compensation expense related to this new measurement date, net of subsequent forfeitures, was $33,382,000. We began to record this compensation expense for all vested awards on consummation of the IPO Exchange. We recognized $26,474,000 of this charge in the year ended December 31, 2003 and $1,399,000 and $2,852,000 in the three and six months ended June 30, 2004, respectively. We will recognize compensation on unvested stock awards of $4,056,000 on a go-forward basis over the remaining vesting periods. Stock-based compensation on unvested awards may be reduced by forfeitures of stock awards.

        Additionally, we recorded other stock-based compensation expense of $305,000 and $607,000 in the three and six months ended June 30, 2004, respectively, and $257,000 and $756,000 in the three and six months ended June 30, 2003. These charges were primarily related to issuances of restricted stock to certain executives.

        The following table illustrates the effect on net income (loss) if we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock awards granted to employees (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$10,350	$(2,940)	$12,210	$(5,326)
Add stock-based compensation expense included in reported net income (loss)	1,704	257	3,459	756
Less stock-based compensation determined under the provisions of SFAS No. 123	(2,966)	(815)	(5,407)	(1,921)

Pro forma net income (loss)	9,088	$(3,498)	10,262	$(6,491)

Less dividends and accretion on redeemable Series A non-voting convertible preferred stock	(141)		(283)

Pro forma net income available to common shareholders	$8,947		$9,979

Basic earnings per share:
As reported	$0.25		$0.30

Pro forma	$0.22		$0.25

Diluted earnings per share:
As reported	$0.24		$0.28

Pro forma	$0.21		$0.23

        The fair value of options granted was estimated as of the grant date, using the Black-Sholes method with the following weighted-average assumptions:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
Dividend yield	—%		—%		—%		—%
Volatility	53.2%		—%		53.0%		—%
Expected life	5 yea	rs	5 yea	rs	5 yea	rs	5 yea	rs
Risk-free interest rate	3.9%		2.6%		3.8%		2.6%
Weighted average fair value	$11.32		$3.40		$11.33		$2.51

  (e)    Recent Accounting Pronouncements

        Financial Accounting Standards Board Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

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

        In April 2004, we entered into an agreement with Travelweb to receive access to lodging accommodation inventory to display for sale on our website. The agreement requires that Orbitz guarantee certain levels of minimum room nights for each of the calendar quarters during the term, which expires on December 31, 2005. The agreement provides that the minimum room night commitment will be waived if we elect to terminate all land-only merchant hotel programs on the website for at least one full calendar quarter following the date of termination. Should we fall short of the minimum room night guarantee without terminating our land-only merchant programs, we would be required to pay Travelweb $9 for each room night below the guaranteed minimum in calendar quarters in 2004, and $10 for calendar quarters in 2005. To date, no such shortfall has occurred.

        We have an agreement with a vendor to purchase $3.0 million in computer hardware and software and professional services prior to December 2006. To date, we have made purchases of $1.7 million against this commitment.

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

(4)   Related Party Transactions

        We derive revenue from our Founding Airlines from ticket distribution and customer support services. Additionally, we provide Booking Engine Services and other services to certain of our Founding Airlines. For the three and six months ended June 30, 2004, the Company received total revenues from its Founding Airlines of approximately $12,603,000 and $26,266,000, respectively. For the three and six months ended June 30, 2003, the Company received total revenues from its Founding Airlines of approximately $13,399,000 and $26,147,000, respectively. Receivables outstanding from the

Founding Airlines were approximately $4,828,000 and $3,305,000 at June 30, 2004 and December 31, 2003, respectively.

        As discussed in Note 3, we have an agreement with Worldspan, which was previously owned by Delta Air Lines, Northwest Airlines, and American Airlines, or their respective affiliates. On July 1, 2003, these airlines sold their interest in Worldspan and, therefore, it ceased to be a related party. Worldspan pays us incentives for air and car bookings made on our website through the Worldspan reservation system. We recognized revenues from Worldspan for the three and six months ended June 30, 2003 in the amount of $11,305,000 and $19,648,000, respectively. Worldspan was not a related party in 2004.

        The Founding Airlines provide Orbitz with access to the fares and rates generally available to the public and also provide certain in-kind marketing support to the Company. In return, we rebate to the Founding Airlines a portion of the booking incentives received from the reservation system provider. Such rebates amounted to $3,164,000 and $5,440,000 for the three and six months ended June 30, 2004, respectively, and $2,919,000 and $5,718,000 for the three and six months ended June 30, 2003, respectively, and are included as a component of cost of revenue in the accompanying consolidated and combined statements of operations. The related payables outstanding to the Founding Airlines totaled approximately $3,288,000 and $2,810,000 at June 30, 2004 and December 31, 2003, respectively.

        On November 25, 2003, we entered into a tax agreement with our Founding Airlines or their affiliates governing the allocation of the approximately $333,642,000 of tax benefits that are attributable to the taxable IPO Exchange. For each tax period during the term of the tax agreement, we have agreed to pay to our Founding Airlines or their affiliates 87% of the amount of any tax benefit we actually realize as a result of the additional deductions. Such tax sharing expense, which has not been paid as of June 30, 2004, was $967,000 for the three and six months ended June 30, 2004.

        On August 1, 2001, we entered into an alliance agreement with Hotwire, which was previously owned by our Founding Airlines or their respective affiliates, among others, to offer reciprocal co-marketing links between our website and Hotwire's website. On November 5, 2003, the Founding Airlines sold their interests in Hotwire and therefore, Hotwire ceased to be a related party. We recognized other revenues from Hotwire, primarily for advertising on our website, of $1,751,000 and $3,287,000 for the three and six months ended June 30, 2003, respectively. Additionally, we recorded sales and marketing expense related to our alliance agreement with Hotwire of $266,000 and $434,000 for the three and six months ended June 30, 2003. Hotwire was not a related party in 2004.

        We have an outstanding loan to the Chairman, President and Chief Executive Officer of the Company, evidenced by a promissory note and stock pledge agreement executed in 2001. The loan is secured by a pledge of 83,333 shares of common stock of Orbitz. The note accrues interest at a rate equal to the applicable Federal Rate, and is adjusted and compounded semi-annually. As of June 30, 2004 and December 31, 2003, the amount outstanding, including accrued interest, was $273,000 and $269,000, respectively, and is included in other long-term assets on the accompanying condensed consolidated balance sheets.

(5)   Earnings Per Share and Pro Forma Net Loss Per Share

        Basic earnings per share is computed by dividing income available to common shareholders, as determined under the two-class method, by the weighted average number of common shares outstanding. Our preferred stock agreement provides that the holders of Series A preferred stock shall be entitled to receive dividends at the rate of 3% per annum payable in preference and priority to any payment of dividends on any junior stock. Additionally, if the Company issues or pays holders of junior stock, in any consecutive 12-month period, a dividend in excess of 5% of the face value of the Series A preferred stock, then the holders of Series A preferred stock shall be entitled to share equally in dividends over the 5% threshold.

        Diluted earnings per share reflects the potential dilution that could occur based on the effect of unvested restricted Class A common stock and the exercise of stock options with an exercise price of less than the average market price of our common stock.

        Before the December 2003 IPO Exchange, ownership in the enterprise was reflected primarily through membership in Orbitz, LLC, with only a small number of outstanding shares in Orbitz, Inc. The financial statements of Orbitz, Inc. and Orbitz, LLC were presented on a combined basis; accordingly, there was no single capital structure upon which to calculate historical earnings per share information. In addition, management has determined that presentation of actual net loss per share of Orbitz, Inc. for 2003 and prior periods is not meaningful and, therefore, has elected to present only pro forma net loss per share for those periods.

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

        Actual earnings per share and pro forma net loss per share is calculated as follows for the three and six months ended June 30 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	Actual 2004	Pro forma 2003	Actual 2004	Pro forma 2003
Net income (loss)	$10,350	$(2,940)	$12,210	$(5,326)
Dividends and accretion on preferred stock	(141)		(283)
Income allocated to preferred stock under the two-class method	—		—

Net income available to common shareholders	$10,209		$11,927

Pro forma dividends and accretion on preferred stock		(141)		(283)

Pro forma net loss attributable to common shareholders		$(3,081)		$(5,609)

Earnings per common share:
Basic	$0.25		$0.30

Diluted	$0.24		$0.28

Weighted average number of shares outstanding:
Basic	40,302		40,144

Diluted	42,524		42,483

Pro forma net loss per common share—basic and diluted		$(0.09)		$(0.16)

Pro forma weighted average number of shares outstanding—basic and diluted		35,665		35,652

Anti-dilutive securities not included in the calculations above
Options	871	1,841	871	1,696
Unvested restricted stock	—	16	—	8
Convertible preferred stock	435	435	435	435

Total	1,306	2,292	1,306	2,139

6.     Provision for Income Taxes

        As part of our IPO Exchange that is more fully discussed in our Annual Report filed on Form 10-K, we realized a step-up in the tax basis of our net assets, which we are allowed to amortize over 15 years for income tax purposes. This amortization reduces our taxable income, and under the terms of our tax sharing agreement, we agreed to share 87% of the tax savings we actually realize with our Founding Airlines. During the three and six months ending June 30, 2004, the 87% portion of the tax savings realized amounted to $967,000 and is included as a component of net income before provision for income taxes on our consolidated and combined statements of income.

        We did not record a provision for income taxes for the three or six months ended June 30, 2004, as the Company had no taxable income after deducting the step-up amortization and has a full valuation allowance related to its net deferred tax assets.

7.     Accumulated Other Comprehensive Loss

        The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$10,350	$(2,940)	$12,210	$(5,326)
Unrealized losses on marketable securities	(615)	—	(579)	—

Comprehensive income (loss)	$9,735	$(2,940)	$11,631	$(5,326)

        Accumulated other comprehensive loss consists solely of unrealized losses on marketable securities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated and combined financial statements and the related notes thereto appearing elsewhere in this report and in our Annual Report filed with the Securities and Exchange Commission. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

  Executive Summary

        We launched our travel services website to the general public in June 2001 and since then, have grown to be one of the top 10 travel agencies in the United States as measured by gross travel bookings. Since our launch, we have become well-known for the ease-of-use of our website, featuring our proprietary air matrix which typically shows more itineraries and airlines per search than any other travel agency and displays unbiased air results that do not favor any supplier. We extended our easy-to-use website by launching matrix shopping display technology for our hotel, car, vacation, cruise and travel-related products. We also offer a unique customer care program, which provides proactive care updates and services to our travelers. Additionally, we have introduced technology services for our suppliers, such as Supplier Link and Booking Engine Services and were the first online travel agency to initiate a corporate travel offering.

        Throughout the remainder of 2004, we intend to add to and enhance our capabilities in non-air travel products and other services, including:

  •
  Orbitz Merchant Hotel—Our hotel business has led our revenue and gross profit growth over the last year due to the introduction of the Orbitz Merchant Hotel product in March 2003. Under this model, we derive revenues from hotel transactions where we serve as the merchant of record and determine the room rate. We have agreements with hotels that supply us with rooms to sell under this program, but we have no obligation to pay for unsold rooms. We generate significantly higher per-transaction revenues for Orbitz Merchant Hotel transactions than for rooms sold under the traditional commission-based model.

  •
  Dynamic Packaging—We added a new dynamic packaging vacation product using the software platform of one of our strategic partners to showcase vacation travel in August 2003. Dynamic packaging enables users to compare multiple flight and hotel combinations at a glance and create customized packages of air, hotel and other products in a single transaction at one bundled price. In February 2004, we implemented our own dynamic packaging software and operating infrastructure, enabling customers to combine air and hotel together, and in May 2004, we expanded dynamic packaging to also include hotel and car rental combinations in one bundled price. In the second half of 2004, we plan to introduce the third phase of our dynamic packaging product, which will enable our customers to combine air, hotel and car options in a single transaction and is expected to provide further savings to customers through the use of specially negotiated packaged travel rates. We believe that dynamic packaging has the potential of significantly increasing bookings of higher-margin products.

  •
  Orbitz for Business—We were the first online travel agency to initiate a corporate travel offering and since its launch, over 1,200 companies have signed up for the Orbitz for Business service. Our corporate booking and travel tools can save companies of all sizes up to 75% on service fees, and provide around-the-clock service and customer care for our corporate accounts.

        Our results in the first half of 2004 reflect increased bookings that demonstrate the continued migration of travelers to online travel agencies. Our gross travel bookings increased by 29% over the same period of the prior year, with growth in all of our major product offerings. At the same time, we saw our gross profit margin improve to 73% for the first six months of 2004 from 66% during the first six months of 2003, while income from operations rose to $11.9 million through June 30, 2004 from an operating loss of $5.7 million for the same period in 2003. We achieved our seventh consecutive quarter of positive cash flow from operations, generating $30.9 million in cash flows from operations in the first six months of 2004.

        While we are satisfied with the overall health and profitability of our business, we were disappointed in our slower than expected growth in hotel and air revenues, caused by a number of issues that were primarily operational in nature. Our hotel results were below expectations due to merchant mix (the percentage of prepaid hotel transactions to total hotel transactions) and volume, which fell below our forecasted levels. This was due primarily to ineffective display management and internal and third party system issues, which constrained hotel transactions during the period. Two items negatively impacted our air volume, which has grown when compared to the prior year, but was below our expected levels. As summer air traffic increased, we saw fewer fare sales, which we believe have typically stimulated our bookings. Coinciding with this increased demand, results were affected by certain airlines tightening their yield management efforts through a methodology called Journey Control Logic (JCL). JCL is a method whereby the airline tends to make more inventory available for point-to-point passengers (and fares) rather than connecting passengers and impacts all travel agencies. However, several airlines' JCL implementations surfaced interface errors between the airlines' inventory systems and that of our search engine provider. The result was that in some cases, Orbitz actually reduced the number of flight options available to an Orbitz customer beyond what was made available to us by the supplier. We have already begun implementing detailed solutions to these issues.

        The remainder of 2004 will see continued focus on Orbitz Merchant Hotel, Dynamic Packaging and Orbitz for Business. Additionally, as we increase the number of higher profit margin merchant hotel and vacation transactions, we expect to modestly ramp up our investment in marketing as a further catalyst for growth; however, we continue to believe that our more cost-efficient marketing approach is the right one, as demonstrated by our significant site traffic—especially self-directed traffic—and our strong brand awareness level. Although we do plan to increase marketing expenditures, we will continue to do so in a manner that combines efficient marketing with attractive product offerings for our customers.

  Description of Business

        We are an online travel company headquartered in Chicago, Illinois that enables our customers to search for and purchase a broad array of travel products, including airline tickets, lodging, car rentals, cruises and vacation packages. At present, we derive substantially all of our revenues from the following sources:

  •
  Supplier transaction fees:  We receive transaction fees for sales of travel products based upon contractual arrangements with our charter associates and other suppliers. We also receive commissions from our non-charter suppliers who currently pay commissions to online travel agents.

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

Results of Operations

Second quarter ended June 30, 2004 compared to second quarter ended June 30, 2003

Overview

        Significant events of the quarter ended June 30, 2004 include:

  •
  Gross bookings for the quarter ended June 30, 2004 were $1.0 billion, representing a 21% increase over the same period in the prior year. We achieved increases in gross bookings in all of our major product offerings.

  •
  Orbitz Merchant Hotel revenues represented 52% and 12% of all hotel revenues for the quarters ended June 30, 2004 and 2003, respectively.

  •
  We further enhanced our dynamic packaging technical and operating infrastructure in May 2004 with the introduction of the hotel and car rental packaged pricing. Dynamic packaging enables consumers to shop for combinations of travel products bundled together under one price. We believe that dynamic packaging has the potential to significantly increase bookings of higher-margin products.

  •
  Also in May, we enhanced the homepage of our website to improve navigation and increase the prominence of product combinations. The changes increased the percentage of visitors who conduct searches from the homepage, as well as the number of hotel searches.

  •
  The annual resetting of volume thresholds under our Worldspan contract occurred on January 1, resulting in lower booking incentive fee revenues than in later quarters in the year. We reached our first volume plateau in the second quarter of both 2004 and 2003.

  •
  Cost of revenues and all categories of operating expenses benefitted from lower than expected expense for incentive compensation in the quarter ended June 30, 2004.

  Revenues, Net

	Three Months Ended June 30,
	2004	2003	$ Change	% Change
	(dollars in thousands)
Air revenues, net	$44,210	$39,436	$4,774	12%
Other travel revenues	22,046	11,226	10,820	96%
Other revenues	9,338	7,623	1,715	23%

Total revenues, net	$75,594	$58,285	$17,309	30%

        The increase in air revenues was primarily driven by a $4.8 million increase in consumer service fee revenues resulting from an increase in both business and leisure air transactions and a $1.00 increase to our per ticket service fee implemented in late June 2003. Supplier transaction fee revenues were flat year over year, with higher air transactions offset by an 11% decrease in the average supplier transaction fee per ticket.

        Supplier Link revenues rose by $1.1 million, offset by a $1.4 million decrease in reservation system booking incentives, which reflects the trend of shifting more air transactions to our Supplier Link program. We receive a higher margin on Supplier Link transactions because we do not pay GDS rebates to our airline charter associates on these transactions, but we recognize lower revenues because we do not receive GDS inducement payments. Supplier Link represented 39% of air transactions in the quarter ended June 30, 2004 compared to 29% in the quarter ended June 30, 2003. We expect our Supplier Link mix to stay fairly constant until our next implementation of a major carrier, which is expected to occur later in the year.

        The increase in other travel revenues of 96% is due primarily to an $8.4 million increase in hotel revenues, mostly related to our Orbitz Merchant Hotel ("OMH") program launched in March 2003. OMH revenues represented 52% of all hotel revenues in the quarter ended June 30, 2004, compared to 12% in the quarter ended June 30, 2003, and rooms sold under this program generate significantly more revenue per transaction compared to rooms sold through other channels. Growth in hotel revenue outpaced growth in hotel transactions due to the more favorable economics of OMH bookings.

        Other travel revenues also benefited from a $1.6 million increase in rental car revenues and a $0.6 million increase in vacation package revenues, driven by increases in bookings volume. In mid-February, 2004, we launched our attractions and services product, under which consumers can purchase theme park passes, museum and sight-seeing tours, airport transportation and similar products. Revenues from this product line were not significant in the quarter ended June 30, 2004.

        Other revenues benefited from increases in all major product lines in the category, led primarily by increases of $0.4 million from advertising revenue and $0.6 million from commissions for sales driven by sponsoring links on our website.

  Cost of Revenues

	Three Months Ended June 30,
	2004	2003	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$19,753	$18,487	$1,266	7%
% of revenues, net	26%	32%
Gross profit	55,841	39,798	16,043	40%
% of revenues, net	74%	68%

        Gross profit rose 40% to $55.8 million for the quarter ended June 30, 2004, versus $39.8 million in the same period of 2003. The gross margin was 74% in the second quarter of 2004, compared with 68% in the second quarter of 2003, primarily because we shifted our mix into higher margin non-air products. Revenues from non-air travel products represented 29% of total revenues in the quarter ended June 30, 2004, compared to 19% in the same period of 2003. Additionally, our rebate costs decreased by 25% due to the shift to Supplier Link, and we incurred lower per transaction customer service costs. We have achieved savings in our customer service costs by allowing our call center service vendor to route e-mail questions and certain leisure travel calls through a call center in India and by reducing incoming calls through enhanced interactive voice response systems and self-service online capabilities, such as online exchange.

        Cost of revenues increased 7% in absolute dollars to $19.8 million for the quarter ended June 30, 2004 from $18.5 million for the same period of 2003, primarily attributable to a $0.9 million increase in credit card processing fees resulting from higher transaction volumes in the Orbitz Merchant Hotel program and a $0.5 million increase in costs associated with our credit card loyalty program. We record a liability for the maximum value of all points earned under the credit card loyalty program; the actual value of points redeemed under the program could be less than the amount recorded.

  Sales and Marketing

	Three Months Ended June 30,
	2004	2003	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$31,214	$30,074	$1,140	4%
% of revenues, net	41%	52%

        Sales and marketing expense increased primarily due to a $1.4 million increase in salaries and benefits related to additional personnel and a $1.0 million rise in professional services fees related primarily to our additional sales efforts for Orbitz for Business. These increases were partly offset by a $1.3 million drop in marketing fees due to lower spending related to traditional advertising channels. We expect to increase our marketing investment modestly in the latter half of the year.

  Technology and Development

	Three Months Ended June 30,
	2004	2003	$ Change	% Change
	(dollars in thousands)
Technology and development	$7,091	$7,545	$(454)	(6)%
% of revenues, net	9%	13%

        Technology and development costs decreased in the second quarter of 2004 as compared to the second quarter of 2003, due mostly to lower depreciation expense of $0.6 million as the software and hardware from the initial site build-out become fully depreciated.

  General and Administrative

	Three Months Ended June 30,
	2004	2003	$ Change	% Change
	(dollars in thousands)
General and administrative	$5,258	$5,056	$202	4%
% of revenues, net	7%	9%

        General and administrative costs were flat year over year, as decreased spending in legal services was offset by increased insurance and other costs related to being a public company.

  Stock-Based Compensation

	Three Months Ended June 30,
	2004	2003	$ Change	% Change
	(dollars in thousands)
Stock-based compensation	$1,704	$257	$1,447	563%
% of revenues, net	2%	N/M

        In connection with the April 2002 Restructuring described in our Annual Report, all options to purchase Class C nonvoting common stock were automatically converted to options to purchase Class A common stock. This conversion was deemed to be a new grant for all options outstanding at the restructuring date, resulting in non-cash stock-based compensation expense totaling $33.4 million. To date, we have recorded $29.4 million of this expense, and the remaining expense will be recorded as the options vest over the remainder of 2004, 2005 and 2006. This charge accounted for $1.4 million of the total stock-based compensation expense for the quarter ended June 30, 2004 and none of the stock-based compensation expense for the quarter ended June 30, 2003.

  Interest Income

	Three Months Ended June 30,
	2004	2003	$ Change	% Change
	(dollars in thousands)
Interest income	$743	$194	$549	283%
% of revenues, net	1%	N/M

        Interest income increased due to a significant increase in our average cash and investment balances following our December 2003 IPO.

  Tax-Sharing Expense and Provision for Income Taxes

	Three Months Ended June 30,
	2004	2003	$ Change	% Change
	(dollars in thousands)
Tax-sharing expense	$967	$—	$967	N/M
% of revenues, net	1%	N/A
Provision for income taxes	—	—

        As part of our IPO Exchange, we realized a step-up in the tax basis of our net assets, which we are allowed to amortize over 15 years for income tax purposes. This amortization reduces our taxable income and under the terms of our tax sharing agreement, we agreed to share 87% of the tax savings we actually realize with our Founding Airlines. During the quarter ended June 30, 2004, the 87% portion of the tax savings realized amounted to approximately $1.0 million and is included in net income before provision for income taxes on our consolidated and combined statements of operations. Without this amortization, we would have had income tax expense for the quarter.

        Prior to the IPO Exchange, no provision for Federal or state income taxes was recorded, as the primary operations of the Company resided in Orbitz, LLC, which was treated as a partnership for tax purposes. All operating losses of the partnership were allocated to the Founding Airlines, pursuant to the limited liability company agreement. Following the IPO Exchange, all operating income or loss is allocated to Orbitz, Inc., which is taxed as a C Corporation. We did not record a provision for income taxes for the quarter ended June 30, 2004, as the Company has no current taxable income after deducting the step-up amortization and has a full valuation allowance related to its net deferred tax assets.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

Overview

        Significant events of the six months ended June 30, 2004 include:

  •
  Gross bookings for the six months ended June 30, 2004 were $2.1 billion, representing a 29% increase over the same period in the prior year. We achieved increases in gross bookings in all of our major product offerings.

  •
  Orbitz Merchant Hotel revenues represented 51% and 8% of all hotel revenues for the six months ended June 30, 2004 and 2003, respectively.

  •
  We implemented our own dynamic packaging technical and operating infrastructure in February 2004 and rolled out phase two of dynamic packaging in May 2004, enabling Orbitz to become the first travel site to display multiple hotel and car options on a single screen with estimated total pricing, including car rental taxes and fees. Dynamic packaging enables consumers to shop for combinations of travel products bundled together under one price. We believe that dynamic packaging has the potential to significantly increase bookings in higher-margin products.

  •
  We introduced our attractions and services program in February 2004 to facilitate cross-selling and revenue growth. Under this program, consumers can purchase theme park passes, museum and sight-seeing tours, airport transportation and more.

  •
  The annual resetting of volume thresholds under our Worldspan contract occurred on January 1, resulting in lower booking incentive fee revenues than in later quarters in the year. We reached our first volume plateau in the second quarter of both 2004 and 2003.

  •
  Cost of revenues and all categories of operating expenses benefitted from lower than expected expense for incentive compensation in the six months ended June 30, 2004.

  Revenues, Net

	Six Months Ended June 30,
	2004	2003	$ Change	% Change
	(dollars in thousands)
Air revenues, net	$87,326	$74,828	$12,498	17%
Other travel revenues	39,745	18,585	21,160	114%
Other revenues	18,780	14,340	4,440	31%

Total revenues, net	$145,851	$107,753	$38,098	35%

        The increase in air revenues was primarily driven by a $10.6 million increase in consumer service fee revenues resulting from an increase in both business and leisure air transactions and a $1.00 increase to our per ticket service fee implemented in late June 2003. Supplier transaction fee revenues increased by $1.2 million due to higher air transactions, offset by an 11% decrease in the average supplier transaction fee per ticket.

        Also contributing to the increase in air revenues were Supplier Link revenues, which rose by $2.7 million, offsetting the $2.1 million decrease in reservation system booking incentives, which reflects the trend of shifting more air transactions to our Supplier Link program. We receive a higher margin on Supplier Link transactions because we do not pay GDS rebates to our airline charter associates on these transactions, but we recognize lower revenues because we do not receive GDS inducement payments. Supplier Link represented 40% of air transactions in the six months ended June 30, 2004 compared to 28% in the six months ended June 30, 2003. We expect our Supplier Link mix to stay fairly constant until our next implementation of a major carrier, which is expected to occur later in the year.

        The increase in other travel revenues of 114% is due primarily to a $16.4 million increase in hotel revenues, mostly related to our Orbitz Merchant Hotel ("OMH") program launched in March 2003. OMH revenues represented 51% of all hotel revenues in the six months ended June 30, 2004, compared to 8% in the six months ended June 30, 2003, and, on average, rooms sold under this program generate more than three times the amount of revenue per transaction compared to rooms sold through other channels. Growth in hotel revenue outpaced growth in hotel transactions due to the more favorable economics of OMH bookings.

        Other travel revenues also benefited from a $2.7 million increase in rental car revenues driven by increased bookings and a $1.7 million increase in vacation package revenues corresponding with the rollout of our dynamic packaging product. In mid-February, 2004, we launched our attractions and services product, under which consumers can purchase theme park passes, museum and sight-seeing tours, airport transportation and similar products. Revenues from this product line were not significant in the six months ended June 30, 2004.

        Other revenues benefited from growth across the category, led by increases of $1.9 million in advertising revenue and$1.2 million from commissions for sales driven by sponsoring links on our website.

  Cost of Revenues and Gross Profit

	Six Months Ended June 30,
	2004	2003	$ Change	% Change
	(dollars in thousands)
Cost of revenues	$39,770	$36,252	$3,518	10%
% of revenues, net	27%	34%
Gross profit	106,081	71,501	34,580	48%
% of revenues, net	73%	66%

        Gross profit rose 48% to $106.1 million for the six months ended June 30, 2004, versus $71.5 million in the same period of 2003. The gross margin was 73% for the six months ended June 30, 2004, compared with 66% in the six months ended June 30, 2003, primarily because we shifted our mix into higher margin non-air products. Revenues from non-air travel products represented 27% of total revenues in the six months ended June 30, 2004, compared to 17% in the same period of 2003. Additionally, we incurred lower per transaction customer service and fulfillment costs, and our rebate costs decreased by 16% due to the increase in Supplier Link transactions.

        Cost of revenues increased 10% in absolute dollars to $39.8 million for the six months ended June 30, 2004 from $36.3 million for the same period of 2003, primarily attributable to a $1.8 million increase in credit card processing fees resulting from higher transaction volumes in the Orbitz Merchant Hotel program, a $1.0 million increase in costs associated with our credit card loyalty program and $0.8 million in salaries and benefits related to additional personnel.

  Sales and Marketing

	Six Months Ended June 30,
	2004	2003	$ Change	% Change
	(dollars in thousands)
Sales and marketing	$63,706	$52,648	$11,058	21%
% of revenues, net	44%	49%

        Sales and marketing expense rose primarily due to a $6.2 million increase in advertising and marketing campaigns driven by increased online advertising expenditures intended to direct traffic to our website. We also experienced a $3.0 million increase in salaries and benefits related to additional personnel.

  Technology and Development

	Six Months Ended June 30,
	2004	2003	$ Change	% Change
	(dollars in thousands)
Technology and development	$15,036	$13,916	$1,120	8%
% of revenues, net	10%	13%

        Technology and development costs increased in absolute dollars in the six months ended June 30, 2004 as compared to the same period in 2003, due mostly to a $1.7 million increase in salaries and benefits related to additional personnel.

  General and Administrative

	Six Months Ended June 30,
	2004	2003	$ Change	% Change
	(dollars in thousands)
General and administrative	$11,980	$9,893	$2,087	21%
% of revenues, net	8%	9%

        The increase in general and administrative costs is due primarily to $1.3 million for increased insurance expenses related to being a public company.

  Stock-Based Compensation

	Six Months Ended June 30,
	2004	2003	$ Change	% Change
	(dollars in thousands)
Stock-based compensation	$3,459	$756	$2,703	357%
% of revenues, net	2%	1%

        In connection with the April 2002 Restructuring described in our Annual Report, all options to purchase Class C nonvoting common stock were automatically converted to options to purchase Class A common stock. This conversion was deemed to be a new grant for all options outstanding at the restructuring date, resulting in non-cash stock-based compensation expense totaling $33.4 million. To date, we have recorded $29.4 million of this expense, and the remaining expense will be recorded as the options vest over the remainder of 2004, 2005 and 2006. This charge accounted for $2.9 million of the total stock-based compensation expense for the six months ended June 30, 2004 and none of the stock-based compensation expense for the six months ended June 30, 2003.

  Interest Income

	Six Months Ended June 30,
	2004	2003	$ Change	% Change
	(dollars in thousands)
Interest income	$1,277	$386	$891	231%
% of revenues, net	1%	N/M

        Interest income increased due to a significant increase in our average cash and investment balances following our December 2003 IPO.

  Tax-Sharing Expense and Provision for Income Taxes

	Six Months Ended June 30,
	2004	2003	$ Change	% Change
	(dollars in thousands)
Tax-sharing expense	$967	$—	$967	N/M
% of revenues, net	1%	N/A
Provision for income taxes	—	—

        As part of our IPO Exchange, we realized a step-up in the tax basis of our net assets, which we are allowed to amortize over 15 years for income tax purposes. This amortization reduces our taxable income and under the terms of our tax sharing agreement, we agreed to share 87% of the tax savings we actually realize with our Founding Airlines. During the six months ended June 30, 2004, the 87% portion of the tax savings realized amounted to approximately $1.0 million and is included in net income before provision for income taxes on our consolidated and combined statements of operations. Without this amortization, we would have an income tax expense for the period.

        Prior to the IPO Exchange, no provision for Federal or state income taxes was recorded, as the primary operations of the Company resided in Orbitz, LLC, which was treated as a partnership for tax purposes. All operating losses of the partnership were allocated to the Founding Airlines, pursuant to the limited liability company agreement. Following the IPO Exchange, all operating income or loss is allocated to Orbitz, Inc., which is taxed as a C Corporation. We did not record a provision for income taxes for the six months ended June 30, 2004, as the Company has no current taxable income after deducting the step-up amortization and has a full valuation allowance related to its net deferred tax assets.

Financial Condition, Liquidity and Capital Resources

        Historically, the majority of our financing was provided through contributions from our Founding Airlines and their affiliates and through lease arrangements on our equipment. Our Founding Airlines and their affiliates invested an aggregate of $214.8 million in us through August 31, 2002.

        In December 2003, we raised net proceeds of $93.7 million in an IPO. The Founding Airlines sold an aggregate of 8,180,000 shares of Class A common stock in the IPO, and now own 67% of our outstanding stock and control 95% of the voting power of our common stock.

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

        During the next 12 months, we intend to continue our marketing campaigns focused on the retention of existing customers and the acquisition of new customers. In addition, we plan to continue to invest in expanding our product offerings and improving our website while enhancing our technical infrastructure. We believe that our available cash and anticipated future cash flows will be sufficient to fund currently anticipated liquidity needs for the next 12 months and beyond. However, any projections of future cash inflows and outflows and any projections of the future state of the economy and travel industry conditions, which may have a direct effect on our cash inflows, are subject to substantial uncertainty. If we determine that we need to raise additional capital in the future, we may seek to sell additional equity or borrow funds. The sale of additional equity would result in dilution to our shareholders. We cannot assure you that any of these financing alternatives will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise or borrow any needed additional capital, we could be required to significantly alter our operating plan, which could have a material adverse effect on our business, financial condition or results of operations.

  Cash and Cash Equivalents and Total Investments

        Cash and cash equivalents and total investments were $213.1 million at June 30, 2004, an increase of $30.4 million from $182.7 million at December 31, 2003. This increase was primarily due to cash flows generated from operations.

  Deferred Revenue

        Deferred revenue was $26.1 million at June 30, 2004 compared to $11.9 million at December 31, 2003. The increase of $14.2 million was mainly due to a $6.8 million increase in deferred revenue related to our OMH program and $2.3 million in deferred revenue related to the annual volume resetting of our Worldspan contract.

  Cash Flows

        We generated cash flows from operations of $30.9 million and $6.2 million for the six months ended June 30, 2004 and 2003, respectively. In the quarter ended June 30, 2004, we generated cash flows from operations of $12.2 million compared with $5.6 million for the same period in 2003. This was our seventh consecutive quarter of positive cash flows from operations. The growth in cash flows generated from operations when comparing the six months ended June 30, 2004 to the six months ended June 30, 2003 is primarily due to improved profitability coupled with an increase in cash received on prepaid hotel reservations in advance of our payments to the hotels.

        Net cash used in investing activities was $75.6 million and $4.8 million for the six months ended June 30, 2004 and 2003, respectively. Our investing activities consist primarily of the purchase of available-for-sale investment securities, which we began following our IPO. We invest mostly in investment grade, interest bearing corporate and government securities.

        Cash flows from financing activities amounted to $4.0 million and $0.3 million for the six months ended June 30, 2004 and 2003, respectively. These amounts primarily related to proceeds from the exercises of stock options.

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements, other than the operating leases discussed in our Annual Report. There have been no material changes to our operating lease commitments since December 31, 2003.

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

        In April 2004, we entered into an agreement with Travelweb to receive access to lodging accommodation inventory to display for sale on our website. The agreement requires that Orbitz guarantee certain levels of minimum room nights for each of the calendar quarters under term, which expires on December 31, 2005. The agreement provides that the minimum room night commitment will be waived if we elect to terminate all land-only merchant hotel programs on the website for at least one full calendar quarter following the date of termination. Should we fall short of the minimum room night guarantee without terminating our land-only merchant programs, we would be required to pay Travelweb $9 for each room night below the guaranteed minimum in calendar quarters in 2004, and $10 for calendar quarters in 2005. To date, no such shortfall has occurred.

        As a component of an employment agreement with Jeffrey G. Katz, our Chairman, President and Chief Executive Officer, we are obligated to make a one-time cash payment to him, at his option, in an amount calculated by multiplying 83,333 by the difference between $30.00 and the average closing price of our common stock (if less than $30.00) for the preceding 20 days on any of the following dates: (1) the first four anniversaries of July 6, 2003, (2) 30 days after the completion of our IPO, or (3) Mr. Katz's resignation or termination by us for any reason. Although he has been eligible to receive the cash payment on several occasions following the completion of our IPO, Mr. Katz has not elected to exercise the right to date.

        At any time from and after December 19, 2008, the holders of the redeemable Series A non-voting convertible preferred stock have the right to require the Company to redeem the shares for cash at the Redemption Price, which is equal to the face value plus an annual accretion factor of 2.0% and any accrued but unpaid dividends. In lieu of paying the redemption price in cash, the Company may elect, in its sole option, to exchange such shares of Series A preferred stock for shares of Class A common stock having a fair market value equal to the Redemption Price. At any time from and after June 19, 2009, the Company has the right to redeem all of the Series A preferred shares for cash at the Redemption Price. Additionally, the holders of Series A preferred stock have the right to convert their shares into shares of class A common stock on a one-for-one basis at any time from and after December 19, 2008. As of June 30, 2004, the Redemption Price was $11,452,000.

        We have an agreement with a vendor to purchase $3.0 million in computer hardware and software and professional services prior to December 2006. To date, we have made purchases of $1.7 million against this commitment.

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

        Since our inception in February 2000, we have reported operating losses each year. Our operating losses were $42.9 million from the period of inception through December 31, 2000, and $105.5 million, $18.9 million and $16.9 million for the years ended December 31, 2001, 2002, and 2003, respectively. Although we reported operating income of $12.2 million for the six months ended June 30, 2004, we may continue to incur additional operating losses in the future, and cannot assure you that we will be profitable in future periods. Historically, most of our financing came through contributions from our Founding Airlines and their affiliates. The Founding Airlines and their affiliates have no obligation to make further investments in us, and we do not anticipate that they will do so.

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

        Our growth will depend on our ability to broaden the range of travel products we offer. For the year ended December 31, 2003 and the six months ended June 30, 2004, we derived 66% and 60%, respectively, of our revenues from airline ticket sales. Our business strategy is dependent on expanding our revenues from lodging, car rentals, cruises, vacation packages, corporate travel and other travel related products. Key components of this strategy include the growth of our hotel business, particularly our Orbitz Merchant Hotel program, and the dynamic packaging product that we have developed. See "—Our business plans call for the significant growth of our hotel business, and we may be unsuccessful in managing or expanding that business". We cannot assure you that our efforts will be successful or result in increased revenues, higher margins or continued profitability.

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

        We rely on charter associate agreements or other participation or commission agreements with our airline suppliers, and these agreements contain terms that could affect our access to airline inventory and reduce our revenues. In particular, our charter associate agreements with our Founding Airlines, which accounted for approximately 71% and 67% of our air supplier transaction fees during the year ended December 31, 2003 and the six months ended June 30, 2004, respectively, are terminable by each of the Founding Airlines upon 30 days notice to us, subject to the restriction set forth in the stockholders agreement that such agreements or similar commercial agreements not be terminated for a period of two years from the date of our IPO. Most of the remaining relationships we have with airline suppliers are freely terminable by the supplier, or will become so within the next year. None of these arrangements is exclusive and airline suppliers could enter into, and in some cases may have entered into, similar agreements with our competitors.

        In addition, we are dependent for lodging and car rental inventory on arrangements with our lodging and car rental suppliers under which these suppliers provide us inventory and compensate us on a commission basis, or supply us with inventory on a merchant basis which we are free to mark up prior to sale. Many of these arrangements are short-term in nature and in some cases unwritten.

        We cannot assure you that our arrangements with travel suppliers will remain in effect or that any of these suppliers will continue to supply us with the same level of access to inventory of travel offerings in the future. Additionally, we cannot assure you that our travel suppliers will provide us with comparable perquisites, such as room upgrades, as they offer to their customers. If our access to inventory or features is affected, or our ability to offer their inventory on comparatively favorable economic terms is diminished, it could have a material adverse effect on our business, financial condition or results of operations.

        We are controlled by our Founding Airlines or their affiliates, who may have strategic interests that differ from those of our other shareholders.

        Our Founding Airlines or their affiliates hold a majority of our voting power and their designees comprise a majority of our board. Our Founding Airlines may have strategic interests that are different from ours. Our Founding Airlines or their affiliates own, in the aggregate, approximately 67% of our outstanding common stock, and, through the exercise of certain supermajority voting rights accorded to them in our corporate governance documents, control approximately 95% of the voting power of all shares of voting stock.

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

        Our bylaws limit our ability to market, sell and service air travel products in an "opaque" manner and prevent us from displaying our airfares in a "biased" manner. Our bylaws also limit our ability to acquire a company that engages in either activity. "Opaque" refers to the sale of travel where the customer is not able to see one or more items of important information, such as the identity of the travel provider, or arrival or departure times, until the transaction is completed. "Bias" refers to the practice of favoring the display of one travel supplier over another on the basis of commissions paid, fee overrides or other factors unrelated to price or the customer's choice. Our charter associate agreements contain similar provisions.

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

        Our five Founding Airlines collectively represented approximately 72% of the airline tickets sold through Orbitz and 71% of our air supplier transaction fees during the year ended December 31, 2003 and approximately 73% of the airline tickets sold through Orbitz and 67% of our air supplier transaction fees during the six months ended June 30, 2004. Our Founding Airlines offer travel products, including Web-only fares, through their own websites and other distribution channels and offer some features, such as mileage bonus awards redemption, which we do not currently offer. Our Founding Airlines are not barred under their relationships with us from selling directly to consumers, and we believe that airlines, including the Founding Airlines, are increasingly focused on using their own web sites as a means for selling tickets. These parties may continue to operate their own businesses in a manner that could increasingly divert customers and revenues from us. Furthermore, one of our Founding Airlines has an ownership interest in priceline.com, and our Founding Airlines may make other investments in travel businesses, subject to restrictions in our stockholders agreement. Our stockholders agreement limits the ability, for the period ending two years after our IPO, of any holder of our Class B common stock or its affiliates to act in concert with two or more other holders of Class B common stock or their respective affiliates to acquire beneficial ownership of more than 10%, in the aggregate, of a third party that offers the direct sale to consumers of air travel products predominantly through an Internet site. However, nothing in our agreements with our Founding Airlines would prevent them individually or acting in concert with only one other Founding Airline from organizing or investing in a separate company, similar to Orbitz, for the purpose of competing with us or from pursuing corporate opportunities that might be attractive to Orbitz. After the expiration of the two-year period described above, this investment restriction will lapse. Our charter associate agreements with our Founding Airlines are terminable upon 30 days notice to us, subject to the restriction set forth in the stockholders agreement that such agreements or similar commercial agreements not be terminated for a period of two years from the date of our IPO.

        None of our other charter associates or other travel suppliers is prevented from selling directly to consumers, organizing or investing in a separate company similar to us or pursuing corporate opportunities that might be attractive to us.

        The terms of our agreement with Worldspan may limit the growth of our Supplier Link business and may have an adverse effect on our business.

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

        Recent significant changes in the marketplace for air travel distribution, such as airlines' decreasing reliance on GDSs, and GDS deregulation, may have impacts on our business that are difficult to predict. One or more carriers may determine that distribution through Worldspan or other GDSs is too costly relative to alternatives, and demand fundamental changes in the allocation of distribution cost and compensation among GDSs, travel agents and airlines. If, as a result of these or other changes, Worldspan's ability to distribute a broad range of air inventory were impaired, then our business could be adversely affected.

        Airline "journey controls" may reduce our advantage in the number of low-priced connecting itineraries we can present to our customers.

        Some carriers currently employ, or may adopt, "journey control logic" designed to enhance the management of airfares and seat availability for connecting itineraries, based on a traveler's origin and final destination. ITA, our search engine provider, is capable of accommodating journey control restrictions, but requires coordination with the airline to do so. If the carrier does not coordinate with ITA prior to, and during the use of, journey control logic, some connecting itineraries found by ITA's search engine will be rejected by the airline's system during the Orbitz booking process and the customer will receive an error message, which may negatively affect their perception of our service. Management believes that airlines that have expressed an interest in implementing journey control logic are currently cooperating with ITA, consistent with contractual requirements between us and those carriers. We believe that our bookings on some carriers have been affected by these journey control programs. In the quarterly period ending June 30, 2004, several major carriers implemented extensive tests of their journey control software and these tests uncovered problems with the interface between these carriers' revised inventory methodologies and the ITA fare search software. This caused us to reduce the number of flight options available to Orbitz customers during the period below what was made available by these carriers, and we believe, adversely affected our sales volume. If airlines activate or reactivate journey control restrictions without coordinating these programs with Orbitz, then our ability to present a large number of low-priced fare and flight combinations on connecting itineraries that can be successfully booked by consumers may be compromised. Our efforts to mitigate the implementation risks posed by journey control restrictions may continue to involve a reduction in the number of connecting itineraries that are displayed to our customers, and could reduce any advantage we maintain in the number of low-priced connecting itineraries we can present to our customers. This could have a material adverse effect on our business and financial results.

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

  •
  Amadeus, an international GDS operator, which also owns or controls online travel agencies in the United States and Europe, including Opodo, and corporate booking services that compete against our Orbitz for Business service;

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

        In addition, consumers frequently use our website for itinerary pricing and other travel information, and then may choose to purchase travel products from a source other than our website, including travel suppliers' own websites. Many travel suppliers, including our Founding Airlines and other airlines, lodging, car rental companies and cruise operators, also offer and distribute travel products, including products from other travel suppliers, directly to the consumer through their own websites. We expect competition from these travel suppliers to intensify. In many cases, these competitors offer advantages, such as bonus miles or lower transaction fees, that we do not or cannot provide to consumers.

        In addition, the airline industry has experienced a shift in market share from full-service carriers, such as our Founding Airlines, to low-cost carriers that focus primarily on discount fares to leisure destinations and we expect this trend to continue. Some low-cost carriers, such as Southwest and JetBlue, do not distribute their tickets through Orbitz or other third-party intermediaries.

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

        Our strategy calls for us to increase the number of hotel rooms we can offer under our Orbitz Merchant Hotel program based on merchant arrangements we make directly with individual hotel properties and independent chains. Under the Orbitz Merchant Hotel program, we receive inventory directly from a hotel at a negotiated rate, and we determine the retail price at which we choose to offer it to the consumer. We believe that acting as merchant under this model will allow us to achieve higher revenues per transaction. However, there are significant risks associated with our Orbitz Merchant Hotel program. Many hoteliers utilize merchant arrangements with us and our competitors as a channel to dispose of excess hotel room inventory at wholesale rates. Improving economic conditions are creating increased demand for hotel rooms, and some hotel managers may reduce the amount of inventory they choose to sell through merchant arrangements or increase the negotiated rates at which they are willing to provide that inventory to us. We expect that this will continue to be the trend in many markets, and will be heightened by strong competition from our competitors seeking inventory for their own merchant rate programs. We believe that our ability to obtain desired results from our OMH program will be highly dependent on our ability to successfully manage and promote our hotel inventory to consumers. We did not begin this program until March 2003, and our experience with operational issues is limited. For example, we believe that software and display management issues surrounding the presentation of our hotel inventory impaired the growth of our merchant hotel revenues in the first half of 2004, and there can be no assurance that our efforts to resolve these or similar issues in the future will be successful. Any of these events could exert downward pressure on the margins we can achieve from our merchant hotel business, or otherwise prevent us from achieving our financial objectives for the Orbitz Merchant Hotel program. This could have a material adverse effect on our hotel business.

        In May 2004, we entered into a replacement agreement with Travelweb, under which we receive prepaid inventory from Travelweb founders and other participating chains and properties for display on our website. Travelweb was formed by Pegasus Solutions and by several leading hotel chains, including Hilton, Hyatt, Intercontinental, Marriott and Starwood. Although the founders sold the majority of their interests to priceline.com in May 2004, Travelweb continues to act as a reseller of hotel inventory provided by these and other participating chains. Travelweb sets the consumer prices for this inventory and pays us a commission for each hotel room. Under the terms of our revised agreement, which has been extended through the end of 2005, we are free to enter into direct relationships with any property, regardless of its participation in Travelweb, except that we agreed with four of the five founding Travelweb chains not to enter into direct relationships with properties affiliated with one of those chains without such chain's consent. We are required to display all room inventory provided to us by hotels affiliated with Travelweb's founding chains, and we must engage in good faith efforts to sell such inventory, with specified compensatory payments due to Travelweb to the extent our bookings from Travelweb inventory fall short of the quarterly room night targets. If we are unable to meet these quarterly thresholds, there is a risk that our financial results could be adversely affected by the compensatory payments.

        A reduction in transaction fees or the elimination of commissions paid by travel suppliers could reduce our revenues. The minimum transaction fees many of our airline suppliers have agreed to pay to us decrease in amount each year over the term of our charter associate agreements.

        For the year ended December 31, 2003 and the six months ended June 30, 2004, 19% and 17%, respectively, of our revenues came from the transaction fees paid directly by travel suppliers for airline bookings made by our customers through our online travel service. Where we have charter associate agreements with airline suppliers, these agreements obligate the airline to pay us transaction fees on published fares that are not less than certain agreed-upon floor rates for tickets sold on our website. These minimum transaction fees decrease in amount each year and declined by approximately 27% on June 1, 2004. They are scheduled to decline an additional 28% and 30% on June 1, 2005 and June 1, 2006, respectively, and to become constant thereafter. It is unlikely that any of our charter associate airlines will choose to pay us transaction fees above the minimum levels specified in our contracts. Furthermore, our charter associate agreements have defined durations, and we cannot assure you that our transaction fees will not be reduced or eliminated in the future or will be competitive with market terms during the duration of the agreements.

        A portion of our revenues is dependent on consumer service fees.

        For the year ended December 31, 2003 and the six months ended June 30, 2004, approximately 21% and 27%, respectively, of our revenues were derived from consumer service fees. We charge our customers a $6 consumer service fee each time they purchase an airline ticket on our website. This fee is $10 for all international markets other than Canada, Mexico and the Caribbean. Although traditional travel agencies and many other online travel companies (including our principal competitors) charge consumer service fees, some other travel websites, including the websites of our travel suppliers, do not charge a service fee and many of our suppliers' sites offer benefits, such as frequent flier miles, that we cannot provide. If we were required by competitive forces to reduce or eliminate our service fee, our revenues could decline as a result.

        If we fail to attract and retain customers in a cost-effective manner, our ability to grow and become profitable may be impaired.

        Our business strategy depends on increasing our overall number of customer transactions in a cost-effective manner. In order to increase our number of transactions, we must attract new visitors to our website, convert these visitors into paying customers and capture repeat business from existing customers. Similarly, our corporate travel offering is dependent on enlisting new corporate customers and attracting their travel booking activity online to Orbitz. For the year ended December 31, 2003 and the six months ended June 30, 2004, we incurred sales and marketing expenses of $110.6 million and $63.7 million, respectively. Although we have spent significant financial resources on sales and marketing and plan to continue to do so, there are no assurances that these efforts will be cost effective at attracting new customers or increasing transaction volume. In particular, we believe that rates for desirable advertising and marketing placements are likely to increase in the foreseeable future, especially for web-based marketing such as internet search terms, which are increasingly important to us as a source of new users. We may be disadvantaged relative to our larger competitors in our ability to expand or maintain our advertising and marketing commitments. Additionally, we have limited experience in marketing to corporate users. If we do not achieve our marketing objectives, our ability to attract users, to grow and to become consistently profitable may be impaired.

        Interruptions in service from third parties or transitions to new service providers could impair the quality of our service.

        We rely on third-party computer systems and other service providers, including the computerized central reservation systems of the airline, lodging and car rental industries, to make airline ticket, lodging and car rental reservations and credit card verifications and confirmations. Currently, approximately 60% of our airline ticket transactions are processed through Worldspan's systems, and approximately 75% of our hotel room transactions are processed through Pegasus. Other third parties provide, for instance, our data center, telecommunications access lines and significant computer systems and software licensing, support and maintenance services. In the past, third parties, including Worldspan and Pegasus, have suffered system outages that have adversely affected our ability to offer our travel services or to process booking transactions. Any future interruption in these, or other, third-party services or a deterioration in their performance could impair the quality of our service. We cannot be certain of the financial viability of all of the third parties on which we rely. We work with many vendors in the telecommunications industry, including MCI, Ameritech, AT&T, Sprint and Cable & Wireless. That industry is continuing to experience a severe economic downturn. If our arrangements with any of these third parties are terminated or if they were to cease operations, we might not be able to find an alternate provider on a timely basis or on reasonable terms, which could hurt our business.

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

        We cannot assure you that others will not obtain and assert patents or other intellectual property rights against us affecting essential elements of our business. From time to time, in the ordinary course of our business, we have been subject to legal proceedings and claims relating to the intellectual property rights of others, and we expect that third parties will continue to assert intellectual property claims against us, particularly as we expand the complexity and scope of our business. We endeavor to defend our intellectual property rights diligently, but intellectual property litigation is expensive and time consuming, and successful infringement claims against us could result in significant monetary liability or prevent us from operating our business, or portions of our business. In addition, resolution of claims may require us to obtain licenses to use intellectual property rights belonging to third parties, which may be expensive to procure, or possibly to cease using those rights altogether. Any of these events could have a material adverse effect on our business, results of operations or financial condition. Please see "Part II, Item 1. Legal Proceedings."

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

        Our business is affected by the health of the travel industry. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns. Since 2001, the travel industry has experienced significant downturns, and there is a risk that a future downturn, or periods of weak demand for travel, could adversely affect the growth of our business. Additionally, travel is sensitive to safety concerns, and thus may decline after incidents of terrorism, during periods of geopolitical conflict in which travelers become concerned about safety issues, or when travel might involve health-related risks. For example, the terrorist attacks of September 11, 2001, which included attacks on the World Trade Center and the Pentagon using hijacked commercial aircraft, resulted in a decline in travel bookings, including those through our website. Following the September 11, 2001 attacks, our weekly transactions decreased approximately 50% and returned to pre-attack levels in late October 2001. Similarly, our weekly transactions decreased approximately 20% when the war with Iraq began in mid-March 2003 and returned to pre-war levels in mid-April 2003. The long-term effects of events such as these could include, among other things, a protracted decrease in demand for air travel due to fears regarding terrorism, war or disease. These effects, depending on their scope and duration, which we cannot predict at this time, could significantly impact our long-term results of operations or financial condition. Other adverse trends or events that tend to reduce travel and may reduce our revenues include:

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

        If our shareholders sell substantial amounts of our Class A common stock in the public market, the market price of our Class A common stock could decline. These sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate. As of June 30, 2004, we had an aggregate of 40,806,292 shares of common stock outstanding, including 13,632,831 shares of Class A common stock and 27,173,461 shares of Class B common stock, which is convertible at any time into Class A common stock. Of these outstanding shares, 12,833,581 shares of our Class A common stock are freely tradable in the public market. The remaining 799,250 shares of our Class A common stock and all of our Class B common stock shares are restricted securities as defined in Rule 144 under the Securities Act.

        These 27,972,711 shares of restricted stock may be sold into the public market in the future without registration under the Securities Act to the extent permitted under Rule 144. The Class B shares, which can be converted to Class A shares at any time, are also subject to registration rights under which their holders may require us to file a future registration statement under the Securities Act to permit them to sell their shares freely into the public market.

        In addition, 6,667,563 shares reserved for issuance pursuant to outstanding options and 1,171,631 shares available for grant under our existing stock plans as of June 30, 2004, if granted, will become eligible for sale in the public market once permitted by provisions of various vesting agreements and Rule 144, as applicable. In addition, 434,782 shares of redeemable Series A non-voting convertible preferred stock will be convertible into the same number of shares of Class A common stock at any time from and after December 19, 2008.

        Under our tax agreement with the Founding Airlines, we could have exposure if a tax authority were to determine that tax benefits were unavailable to us in connection with the IPO Exchange and the Founding Airlines were unable to satisfy related repayment obligations.

        We have treated the IPO Exchange as a taxable exchange of membership units in Orbitz, LLC for capital stock of Orbitz, Inc., resulting in our Founding Airlines or their affiliates recognizing taxable gain. In connection with the IPO Exchange, we have increased our tax basis in our tangible and intangible assets by an amount equal to the taxable gain recognized by our Founding Airlines or their affiliates. As a result, we expect the IPO Exchange to reduce the amounts we must pay to various tax authorities by increasing our future tax deductions for depreciation and amortization. We have agreed in our tax agreement with our Founding Airlines or their affiliates to pay them 87% of the amount by which our tax payments to various tax authorities actually are reduced. We have recorded the first such payment obligation in connection with the quarterly period ended June 30, 2004, and we expect that we will be obligated to make such payments on a regular basis in future periods. Such payments to our Founding Airlines or their affiliates could exceed $250 million over 15 years or longer. If, as a result of an income tax audit or examination, a tax authority determines that any significant amount of these tax benefits should not have been available to Orbitz, we might be required to pay additional taxes, interest and/or penalties to one or more tax authorities, as well as any costs associated with such tax audit or examination, after having already paid the tax benefits to our Founding Airlines or their affiliates. If at that time any of our Founding Airlines were insolvent or bankrupt or otherwise unable to repay such tax benefits to us as provided in our tax agreement, this could have a material adverse effect on our financial condition.

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

        At any time, a sharp rise in interest rates could have a material adverse impact on the fair value of our investment portfolio. Conversely, declines in interest rates could have a material impact on interest earnings for our investment portfolio. We do not currently hedge these interest rate exposures.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On October 16, 2002, Amadeus Global Travel Distribution, S.A. and Amadeus s.a.s., collectively "Amadeus," filed a complaint against us in the United States District Court for the District of Delaware. In the lawsuit, Amadeus alleged that our use of the ITA software in combination with GDS services from Worldspan (a competitor of Amadeus) constituted a breach of the terms of our agreement with ITA. Amadeus also contended that we tortiously interfered with the contract between Amadeus s.a.s. and ITA, claiming that ITA was not contractually free to license its low fare searching software to us. The court granted summary judgment in favor of Orbitz and ITA and against Amadeus on February 19, 2004. Amadeus, in lieu of pursuing its appeal, reached an agreement with co-defendant ITA and dismissed the action in its entirety on May 14, 2004, including all claims against us.

        On January 10, 2004, NCR Corporation ("NCR") filed a complaint in the United States District Court for the Western District of Pennsylvania, alleging that Orbitz's commercial Internet operations infringe 13 separate patents, including business method patents, allegedly owned by NCR. In June 2004, Orbitz and NCR settled this dispute, and NCR has dismissed the matter in its entirety.

        On June 2, 2004, ArrivalStar, Inc. filed a complaint in the United States District Court for the Eastern District of Texas naming Orbitz and two other unrelated defendants. The suit alleges infringement of a number of separate patents, including business method patents, related to our customer care program and the automated communication of flight times to our customers. We believe that this lawsuit is without merit, and we intend to vigorously defend this action.

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

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        We held our Annual Meeting of Shareholders on June 2, 2004. At the meeting, our shareholders voted on the following proposals and cast their votes as follows:

  Proposal 1:  Election of Class A Director

        Holders of our Class A common stock and Class B common stock voted as a single class to elect a Class A Director to our Board of Directors:

Nominee	For	Withheld
Denise K. Fletcher	284,202,931	60,309

  Proposal 2:  Election of Class B Directors

        Holders of our Class B common stock, voting separately by series, elected five Class B Directors to our Board of Directors:

Nominee	Series of Class B Stock Entitled to Vote	For	Withheld
Daniel P. Garton	Series B-AA	6,733,847	0
Jeffery A. Smisek	Series B-CO	3,549,669	0
Vincent F. Caminiti	Series B-DL	5,206,897	0
J. Timothy Griffin	Series B-NW	5,045,549	0
Douglas A. Hacker	Series B-UA	6,733,847	0

  Proposal 3:  Election of Management Director

        Holders of our Class B common stock voted as a single class to elect the Management Director to our Board of Directors:

Nominee	For	Withheld
Jeffrey G. Katz	27,269,809	0

  Proposal 4:  Approval of Auditors

        Holders of our Class A common stock and Class B common stock voted as a single class to ratify the appointment of KPMG LLP as our independent auditors for 2004:

For	Against	Abstain
284,037,389	224,801	1,050

        In addition to the Class A director, the Class B directors and the Management Director elected to our Board of Directors at the Annual Meeting, the terms of office of two Class A directors, Marc L. Andreessen and Scott D. Miller, continued after the meeting.

ITEM 5. OTHER INFORMATION

        There have been no material changes to the procedures set forth in our proxy statement by which stockholders may recommend nominees to the Company's board.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits: The exhibits listed in the accompanying "Exhibit Index" are filed as part of this report.

(b)
Reports on Form 8-K

        We furnished one report on Form 8-K during the quarter ended June 30, 2004. Information regarding each item reported on is as follows:

Date Furnished	Item No.	Description
May 5, 2004	Item 12	On May 5, 2004, we announced our financial results for the quarter ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORBITZ, INC.
Date: August 11, 2004	/s/ JEFFREY G. KATZ Jeffrey G. Katz Chairman of the Board, President and Chief Executive Officer
Date: August 11, 2004	/s/ JOHN J. PARK John J. Park Chief Financial Officer

Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Orbitz, Inc. (incorporated by reference to Exhibit No. 3.1 to Amendment No. 5 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of November 26, 2003)
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
4.2(a)*	Amendment No. 1 to Amended and Restated Stockholders Agreement dated as of April 14, 2004
4.3
Certificate of Designations, Preferences and Rights of Series A Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit No. 4.3 to Amendment No. 5 to the Registration Statement on Form S-1 of Orbitz, Inc., Registration No. 333-88646, with a file date of November 26, 2003)
10.14(a)*†	Letter Agreement, dated as of April 30, 2004, between Orbitz and Travelweb, LLC
10.31(b)*	Second Amended and Restated Orbitz, Inc. 2002 Stock Plan
31.1*	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

†
Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

QuickLinks

ORBITZ, INC. INDEX
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
ORBITZ, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (In thousands, except share and per share data)
ORBITZ, INC. AND SUBSIDIARIES Consolidated and Combined Statements of Operations (In thousands, except per share amounts) (Unaudited)
ORBITZ, INC. AND SUBSIDIARIES Consolidated Statement of Equity and Comprehensive Income (In thousands, except share amounts)
ORBITZ, INC. AND SUBSIDIARIES Consolidated and Combined Statements of Cash Flows (In thousands) (Unaudited)
ORBITZ, INC. AND SUBSIDIARIES Notes to Condensed Consolidated and Combined Financial Statements (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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